Form 10-K
period 2024-12-31
LITHIUM AMERICAS CORP.
filed 2025-03-28
CIK 1966983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission File Number: 001-41788

LITHIUM AMERICAS CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3260 – 666 Burrard Street, Vancouver, BC	V6C 2X8
(Address of Principal Executive Offices)	(Zip Code)

(778) 656-5820

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	LAC	NYSE American Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by nonaffiliates on June 28, 2024, determined using the per share closing price on the New York Stock Exchange American of $2.68 on that date, was approximately $539.1 million. The number of the registrant’s common shares, no par value per share, outstanding as at March 17, 2025 was 218,686,462.

Documents Incorporated by Reference

None.

INDEX

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K, including the documents incorporated by reference, contain “forward-looking information” within the meaning of applicable Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively referred to herein as “forward-looking statements” (“FLS”)). All statements, other than statements of historical fact, are FLS and can be identified by the use of statements that include, but are not limited to, words, such as “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “proposes,” “potential,” “target,” “implement,” “schedule,” “forecast,” “intend,” “would,” “could,” “might,” “should,” “believe” and similar terminology, or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. FLS in this annual report, including the documents incorporated by reference, includes, but is not limited to: statements relating to the anticipated sources and uses of funds to complete project financing, statements relating to the JV Transaction (as defined herein) with GM (as defined herein), the DOE Loan (as defined herein) and the Orion Investment (as defined herein), including statements regarding satisfaction of draw down conditions on the DOE Loan and expected timing for first draw down on the DOE Loan; anticipated timing for a FID (as defined herein) in respect of the Thacker Pass project (the “Thacker Pass Project”); expectations about the Company’s ability to fully fund the development and construction of the Thacker Pass Project on schedule or at all; expectations about the ability of the Company to complete all supplementary financing in order to draw down on the DOE Loan and make a FID; the closing of the Orion Investment; the use of the proceeds of the Orion Investment to fund the Company’s cash contribution to the JV Transaction; expectations and timing on the commencement of major construction and first production; project de-risking initiatives and the extent to which work to date has de-risked project execution; the expected operations, financial results and condition of the Company; the Company’s future objectives and strategies to achieve those objectives, including the future prospects of the Company; the estimated cash flow, capitalization and adequacy thereof for the Company; the estimated costs of the development of the Thacker Pass Project, including timing, progress, approach, continuity or change in plans, construction, commissioning, milestones, anticipated production and results thereof and expansion plans; cost and expected benefits of the transloading terminal; anticipated timing to resolve, and the expected outcome of, any complaints or claims made or that could be made concerning the permitting process in the United States for the Thacker Pass Project; the timely completion of environmental reviews and related consultations, and receipt or issuance of permits and approvals, in the United States for the Company’s development and resultant operations; capital expenditures and programs; estimates, and any change in estimates, of the mineral resources and mineral reserves at the Thacker Pass Project; development of mineral resources and mineral reserves; the realization of mineral resources and mineral reserves estimates, including whether certain mineral resources will ever be developed into mineral reserves, and information and underlying assumptions related thereto; government regulation of mining operations and treatment under governmental and taxation regimes; the future price of commodities, including lithium; the creation of a battery supply chain in the United States to support the electric vehicle market; the timing and amount of future production, currency exchange and interest rates; the Company’s ability to raise capital; expected expenditures to be made by the Company on the Thacker Pass Project; statements relating to revised capital cost estimates; ability to produce high purity battery grade lithium products; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the timing, cost, quantity, capacity and product quality of production at the Thacker Pass Project; successful development of the Thacker Pass Project, including successful results from the Company’s testing facility and third-party tests related thereto; statements with respect to the expected economics of the Thacker Pass Project, including capital costs, operating costs, sustaining capital requirements, after tax net present value and internal rate of return, pricing assumptions, payback period, sensitivity analyses, net cash flows and life of mine; anticipated job creation and the completion of the workforce hub; the expectation that the National Construction Agreement (Project Labor Agreement) with North America’s Building Trades Unions for construction of Phase 1 of the Thacker Pass Project will minimize construction risk, ensure availability of skilled labor, address the challenges associated with the Thacker Pass Project’s remote location and be effective in prioritizing employment of local and regional skilled craft workers, including members of underrepresented communities; the expected workforce development training program being prepared with Great Basin College; the Company’s commitment to sustainable development, minimizing the environmental impact at the Thacker Pass Project and plans for phased reclamation during the life of mine including use benefits of growth media; ability to achieve capital cost efficiencies; as well as other statements with respect to management’s beliefs, plans, estimates and intentions, and similar statements concerning anticipated future events, results, circumstances, performance or expectations that are not historical facts.

FLS involves known and unknown risks, assumptions and other factors that may cause actual results or performance to differ materially. FLS reflects the Company’s current views about future events, and while considered reasonable by the Company as of the date of this annual report, are inherently subject to significant uncertainties and contingencies. Accordingly, there can be no certainty that they will accurately reflect actual results. Assumptions and other factors upon which such FLS is based include, without limitation: the ability of the Company to satisfy all conditions to closing of the Orion Investment; the completion of the Orion Investment; expectations regarding Phase 2 of the Thacker Pass Project, including financing; the ability of LN to draw down on the DOE Loan on the anticipated timeline, or at all, and the absence of material adverse events affecting the Company during this time; the ability of LN to satisfy all draw down conditions for the Loan in a timely manner; the ability of the Company to perform conditions and meet expectations of agreements with GM; a cordial business relationship between the Company and third-party strategic and contractual partners; the risk of tax liabilities as a result of the Arrangement (as defined herein) and general business and economic uncertainties and adverse market conditions; the risk that the Arrangement may not be tax-free for income tax purposes and potential significant tax liabilities that the Company may be exposed to if the tax-deferred spinoff rules are not met; the risk of tax indemnity obligations owed by the Company to Lithium Argentina (as defined below) following the Arrangement becoming payable, including as a result of events outside of the Company’s control; unforeseen technological and engineering problems; political factors, including the impact of the results of the 2024 U.S. presidential election on, among other things, the extractive resource industry, the green energy transition and the electric vehicle market; uncertainties inherent to the feasibility study for the Thacker Pass Project in the Thacker Pass TR (as defined herein) and the pre-feasibility study for the Thacker Pass Project in the Thacker Pass 1300 Report (as defined herein) and mineral resource and mineral reserve estimates; the mine processing facilities, based on the results of the testing facility and third-party tests, performing as expected; the ability of the Company to secure sufficient additional financing, advance and develop the Thacker Pass Project, and to produce battery grade lithium; the respective benefits and impacts of the Thacker Pass Project when production operations commence; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the Company’s ability to operate in a safe and effective manner, and without material adverse impact from the effects of climate change or severe weather conditions; uncertainties relating to receiving and maintaining mining, exploration, environmental and other permits or approvals in Nevada; demand for lithium, including that such demand is supported by growth in the electric vehicle market and lithium-ion battery market; current technological trends; the impact of increasing competition in the lithium business, and the Company’s competitive position in the industry; continuing support of local communities and the Fort McDermitt Paiute and the Shoshone Tribe in relation to the Thacker Pass Project, and continuing constructive engagement with these and other stakeholders, and any expected benefits of such engagement; risks related to cost, funding and regulatory authorizations to develop a workforce housing facility; the stable and supportive legislative, regulatory and community environment in the jurisdictions where the Company operates; impacts of inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions; the impact of unknown financial contingencies, including litigation costs, environmental compliance costs and costs associated with the impacts of climate change, on the Company’s operations; increased attention to environmental, social, governance and safety (“ESG-S”) and sustainability-related matters; risks related to the Company’s public statements with respect to such matters that may be subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing," (i.e., misleading information or false claims overstating potential sustainability-related benefits); risks that the Company may face regarding potentially conflicting initiatives from certain U.S. state or other governments; estimates of and unpredictable changes to the market prices for lithium products; development and construction costs for the Thacker Pass Project, and costs for any additional exploration work at the project; estimates of mineral resources and mineral reserves, including whether mineral resources not included in mineral reserves will be further developed into mineral reserves; some of the modifying factors used to convert mineral resources to mineral reserves may change materially, and could materially impact the mineral reserve estimate; reliability of technical data; anticipated timing and results of exploration, development and construction activities, including the impact of ongoing supply chain disruptions and availability of equipment and supplies on such timing; timely responses from governmental agencies responsible for reviewing and considering the Company’s permitting activities at the Thacker Pass Project; availability of technology, including low carbon energy sources and water rights, on acceptable terms to advance the Thacker Pass Project; government regulation of mining operations and mergers and acquisitions activity, and treatment under governmental, regulatory and taxation regimes; ability to realize expected benefits from investments in or partnerships with third parties; accuracy of development budgets and construction estimates; that the Company will meet its future objectives and priorities; that the Company will have access to adequate capital to fund its future projects and plans; that such future projects and plans will proceed as anticipated; compliance by the JV Partners (as defined herein) with terms of agreements and the ability of the JV Partners to fund their share of funding obligations for the Thacker Pass

Project; the lack of any material disputes or disagreements between the JV Partners; the regulation of the mining industry by various governmental agencies; as well as assumptions concerning general economic and industry growth rates, commodity prices, resource estimates, currency exchange and interest rates and competitive conditions. Although the Company believes that the assumptions and expectations reflected in such FLS are reasonable, the Company can give no assurance that these assumptions and expectations will prove to be correct.

Readers are cautioned that the foregoing lists of factors are not exhaustive. There can be no assurance that FLS will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. As such, readers are cautioned not to place undue reliance on this information, and that this information may not be appropriate for any other purpose, including investment purposes. The Company’s actual results could differ materially from those anticipated in any FLS as a result of the risk factors set out herein, and in the Company’s other continuous disclosure documents available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov. All FLS contained in this annual report is expressly qualified by the risk factors set out in the aforementioned documents. Readers are further cautioned to review the full description of risks, uncertainties and management’s assumptions in the aforementioned documents and other disclosure documents available on SEDAR+ and on EDGAR. The Company does not undertake any obligation to update or revise any FLS, whether as a result of new information, future events or otherwise, except as required by law.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect the Company’s business, operations and financial results. Please refer to Part I – Item 1A: Risk Factors of this Form 10-K for additional discussion of the risks summarized in this Risk Factors Summary. These risk factors are not necessarily in the order of importance or probability of occurrence.

Risks Relating to Resource Development

The Company's business strategy depends in substantial part on developing Thacker Pass into a commercially viable mine and chemical manufacturing facility. Risk factors that could impact the development of Thacker Pass include:

•
Commercial viability of the Thacker Pass Project depends on numerous uncontrollable factors such as permitting and financing that could negatively affect business and financial conditions.
•
The Company’s ability to draw on the DOE Loan is contingent on meeting specific conditions and covenants, and failure to do so could lead to loan termination or other significant adverse effects.
•
The Company’s ability to maintain and amend permits is uncertain and subject to regulatory, administrative and litigation challenges, which could delay development timelines.
•
The expected capital and operating costs for Thacker Pass are based on various assumptions that may prove inaccurate, and any discrepancies could lead to increased costs and the need for additional funding to complete Phase 1 and meet working capital requirements.
•
The Company’s lack of history of completing mining and chemical processing projects or conducting such operations makes it difficult to evaluate its prospects, increasing the uncertainty of its future success.
•
Inherent risks in establishing new mining and chemical-processing operations, including unexpected costs, problems and delays, could impact the profitability of operations at Thacker Pass.
•
The Company’s U.S. operations, coupled with its domicile in British Columbia, and the evolving political landscape, including increased geopolitical tensions and industrial policies, could impact its ability to fund the project.
•
Changes in government laws and regulations, including those related to taxation, environmental compliance and permitting, may affect development.
•
The Company’s ability to develop Thacker Pass is governed by the U.S. Mining Act and other laws, with no assurance of title or permit stability, and any contest or regulatory changes could delay development.

•
Mineral resource and reserve estimates are inherently uncertain and may be inaccurate.
•
Opposition could lead to delays or prevent the project from proceeding, impacting development.

Risks Relating to Lithium Production and Operations

The Company has provided estimates relating to future production and other operational targets and expectations. Risks factors that could impact future production at Thacker Pass include:

•
The mineral exploration and development business has inherent health and safety risks, and non-compliance with related laws could lead to penalties and civil liability.
•
Failure to achieve production estimates for Thacker Pass, due to inaccuracies in assumptions or lower quality ore, could materially and adversely affect cash flows and profitability.
•
The novel process for producing lithium carbonate from Thacker Pass has not been demonstrated at commercial scale, posing risks of inefficiencies, unforeseen costs and delays.
•
Development of Thacker Pass is highly dependent on the projected demand for lithium-based products, and any failure in market growth or shifts in policies could negatively impact commercial viability.
•
The success of operations will be affected by the fluctuating market price of lithium products, and failure to meet battery-grade quality or customer specifications could reduce the prices the Company is able to realize for its products and its customer base.
•
Actual costs and production may vary due to factors such as resource availability and inflation.
•
Operational risks such as equipment failures, natural disasters and regulatory compliance could lead to disruptions and financial impacts despite comprehensive health and safety measures.
•
Negative cash flow from operations are expected until achievement of profitable production, so the Company is relying on generating profits or raising capital to meet obligations and liabilities.
•
Thacker Pass is the Company’s sole material mining project, meaning failure to develop and operate it successfully could have a significant adverse impact on its business.
•
Any non-compliance with stringent environmental regulations could delay or increase the costs.
•
Increased focus on ESG matters could lead to higher costs, reduced profits and litigation risks.
•
The lithium production industry is highly competitive, requiring significant capital and resources, and the Company may face challenges in securing financing, personnel and equipment.
•
Global economic and political uncertainties, including the Russian war in Ukraine, Middle East conflicts, inflation and changes in government policies, may adversely affect business.
•
Climate change may impact water availability, which could increase litigation, regulatory compliance costs and physical climate risks could further affect operations and safety.
•
Insurance may not protect against all risks associated with environmental and other incidents the Company may experience

Risks Related to the Company’s Business and Securities

Risk factors that could impact the Company’s business and securities include:

•
GM’s share ownership and rights may influence corporate actions and diverge from other shareholders’ interests, potentially affecting liquidity and market price, amount other areas.
•
GM has significant influence over Thacker Pass’s development due to investor rights, its rights as a JV Partner and board representation at both the Company and Lithium Nevada Ventures, which may affect other securityholders and the Company’s actions, including the determination to make a FID in respect of Phase 1 of Thacker Pass.

•
Upon conversion of the Orion Note, if issued, Orion may hold a significant equity interest in the LAC’s business through conversion of the Orion Note and may thereafter exercise influence over the Company.
•
The Company’s debt agreements, including the DOE Loan and the Orion Note, if issued, contain restrictions that limit its flexibility in operating its business.
•
The Company’s share price may fluctuate due to factors beyond its control and may not reflect its operating performance, with no guarantee of a liquid market for reselling shares.
•
Future financings may dilute current shareholders’ interests by issuing more shares or equity securities, reducing ownership percentages and potentially lowering share prices.
•
Financing through capital markets could dilute shareholders’ interests and impose restrictions.
•
The Company cannot generate earnings or pay dividends while Thacker Pass is in development, posing a risk to investors who may not see returns for the foreseeable future.
•
Challenges in securing intellectual property protection could leave the company vulnerable to competition, potentially diminishing the commercial potential of its proprietary technologies.
•
The Company’s growth and operations rely heavily on retaining and attracting key personnel in a competitive market, and failure to do so could affect its business.
•
Relying on consultants for mineral exploration expertise carries the risk of delays or increased costs if their work is found to be incorrect or inadequate.
•
Compliance with regulatory requirements and potential litigation resulting therefrom could be costly, time-consuming and have a significant adverse impact on business and financial condition.
•
Increased reliance on digital technologies and new information systems to support the growing business could increase costs and cybersecurity related threats.
•
Incorporation in a jurisdiction outside the U.S. may make it difficult or impossible for U.S. investors to serve process for civil liabilities in the U.S.
•
Loss of FPI status requires increased regulatory reporting requirements and associated costs.
•
If certain Canadian Tax requirements are not met, the Company and Lithium Argentina could be subject to substantial tax liabilities resulting from the Separation.
•
Shareholders may face significant tax liabilities, impacting the intended tax-free status of the Common Shares received pursuant to the Arrangement.
•
The Company faces restrictions for three years to maintain tax-free status for shareholders, limiting its ability to pursue certain strategic transactions.
•
Changes in U.S. and Canadian tax laws could increase the Company’s tax liabilities.
•
Any indemnification claims may have a material adverse effect upon the Company.
•
If classified as a PFIC, U.S. shareholders may face greater tax liabilities, interest charges and additional reporting obligations, impacting their overall tax situation.

PART I

Item 1: Business

Overview

Lithium Americas Corp. (formerly, 1397468 B.C. Ltd.) (the “Company” or “LAC”) is a Canadian-based resource and materials company focused on developing, building and operating significant lithium deposits and chemical processing facilities. The Company’s flagship asset is Thacker Pass, a sedimentary-based lithium deposit located in the McDermitt Caldera in Humboldt County, in northern Nevada (“Thacker Pass” or the “Project”). Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between General Motors Holdings LLC (“GM”) and the Company (together, the “JV Partners”). The Company owns a 62% interest in Thacker Pass and will manage the Project, and GM owns a 38% interest in Thacker Pass. The terms “LN” and “LAC” are used throughout the report to denote the owners of the Project.

Thacker Pass “Phase 1” refers to the anticipated initial phase of production, targeting 40,000 tonnes per year (“t/y”) of battery-grade lithium carbonate (“Li2CO3”), “Phase 2” refers to a possible second phase of production at Thacker Pass, targeting an additional 40,000 t/y, “Phase 3” refers to a possible third phase of production at Thacker Pass, targeting an additional 40,000 t/y, “Phase 4” refers to a possible fourth phase of production at Thacker Pass, targeting an additional 40,000 t/y, “Phase 5” refers to a fifth phase of development that would add an additional beneficiation circuit and sulfuric acid plant, without an additional lithium carbonate processing plant, for total planned production capacity of 160,000 t/y.

The Company also holds investments in Green Technology Metals Limited (“GT1”) and Ascend Elements, Inc. (“Ascend Elements”), and exploration properties in the U.S. and Canada.

The Company's head office and registered office is located at 3260 – 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8, and telephone number is (778) 656-5820.

The Company’s common shares (the “Common Shares”) are listed on the Toronto Stock Exchange (“TSX”) and on the New York Stock Exchange (“NYSE”) under the symbol “LAC.”

Amounts stated in this Form 10-K are in United States dollars, unless otherwise indicated.

Corporate Structure

As of December 31, 2024, The Company had the following material, direct and indirect, wholly-owned subsidiaries with their jurisdiction of incorporation:

•
LAC Management LLC (Nevada) (100%)
•
1339480 B.C. Ltd. (British Columbia) (100%)
•
LAC US Corp. (Nevada) (100%)
•
LAC Exploration LLC (Nevada) (100%)
•
Lithium Nevada Ventures LLC (Delaware) (62%)
•
KV Project LLC (Nevada) (62%)
•
Lithium Nevada Projects LLC (Nevada) (62%)
•
Lithium Nevada LLC (Nevada) (62%)

The following chart depicts the corporate structure of the Company:

Lithium Americas Corp.
(NYSE: LAC)
(TSX: LAC)
100%
100%
LAC Management LLC
1339480 B.C. Ltd.
100%
LAC US Corp.
General Motors Holding LLC
100%
62%
38%
LAC Exploration LLC
Lithium Nevada Ventures LLC
100%
100%
KV Project LLC
Lithium Nevada Projects LLC
100%
Lithium Nevada LLC
100%
Thacker Pass Project

Organizational History and Recent Developments

On January 23, 2023, the Company was incorporated under the Business Corporations Act (British Columbia) (the “BCBCA”) for the sole purpose of acquiring ownership of the North American business assets and investments (“LAC North America”) of Lithium Americas Corp. (“Old LAC”), which is now named Lithium Argentina AG (formerly Lithium Americas (Argentina) Corp.) (“Lithium Argentina”) pursuant to a separation transaction (the “Separation”) that was undertaken on October 3, 2023. Upon consummation of the Separation, the Company was re-named Lithium Americas Corp.

The Separation was implemented by way of a plan of arrangement (the “Arrangement”) under the laws of British Columbia pursuant to an arrangement agreement between the Company and Old LAC. Upon completion of the Separation, Old LAC contributed to the Company, among other assets and liabilities, its interest in Thacker Pass, its investments in GT1 and Ascend Elements, certain intellectual property rights, its loan to 1339480 B.C. Ltd., and cash.

On March 12, 2024, LN received a Conditional Commitment from the U.S. Department of Energy’s (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”) for financing the construction of the processing facilities at Thacker Pass for Phase 1. On October 28, 2024, the Company announced the closing of the DOE Loan for a total of $2.26 billion, including $1.97 billion in aggregate principal to fund eligible construction costs of Thacker Pass plus interest to be accrued during construction, which is estimated to be $289.6 million over a three-year period. The DOE loan has a 24-year maturity with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury rates without any additional credit spread. The Company currently expects to make the first draw on the DOE Loan sometime in the third quarter of 2025 (“Q3 2025”). Remaining conditions precedent to first draw, as of date of this Form 10-K, include a project finance model bring down.

On April 22, 2024, the Company completed an underwritten public offering (the “Offering”) of 55 million Common Shares at a price of $5.00 per Common Share (the “Issue Price”) for aggregate gross proceeds to the Company of $275 million. The net proceeds from the Offering of approximately $262 million are intended to fund the advancement of construction and development of Thacker Pass.

In August 2024, the Company received approval for a $11.8 million grant from the U.S. Department of Defense to support an upgrade of the local power infrastructure and to help build a transloading facility.

On October 16, 2024, the Company announced that it entered into an investment agreement (the “Investment Agreement”) with GM to establish a JV with GM for the purpose of funding, developing, constructing and operating the Thacker Pass Project (the “JV Transaction”). On December 23, 2024, the Company announced the closing of the JV Transaction. In connection with the JV Transaction, the Company also closed an amendment to the DOE Loan to accommodate changes relating to the JV Transaction.

Following the closing of the JV Transaction, the Company now holds a 62% interest in Thacker Pass and will manage the Project, with GM having acquired a 38% interest in the Thacker Pass Project for $625 million in total committed cash and letters of credit, comprised of a $430 million commitment of direct cash funding to the JV to support the construction of Phase 1 of the Thacker Pass Project and a $195 million letter of credit facility (“LC Facility”) that can be used as collateral to support reserve account requirements under the DOE Loan. The LC Facility will have no interest and a maturity consistent with the DOE Loan that will be withdrawn once replaced with cash that is generated by Thacker Pass.

As part of the closing of the JV Transaction, GM has funded $330 million of cash into the JV alongside $138 million of cash funding from the Company. The remaining $100 million cash contribution from GM, and Lithium Americas’ $192 million contribution, is to be contributed when the final investment decision (“FID”) for Phase 1 is declared.GM will post the LC Facility prior to first advance on the DOE Loan, which is expected to occur sometime in Q3 2025.

In connection with the JV Transaction, the Company and GM agreed to terminate the prior investment agreement between the parties, which involved a contemplated second tranche $330 million common equity investment in the Company from GM.

On January 7, 2025, the Company announced an increased mineral resource and mineral reserve estimate for Thacker Pass, including the release of an independent National Instrument 43-101 (“NI 43-101”) technical report (“Thacker Pass TR”) entitled “NI 43-101 Technical Report on the Thacker Pass Project Humboldt County, Nevada, USA,” and an independent S-K 1300 technical report (the “S-K 1300 Technical Report”) entitled “S-K 1300 Technical Report on the Thacker Pass Project Humboldt County, Nevada, USA,” both dated effective December 31, 2024 (together with the Thacker Pass TR, collectively referred to herein as the “Reports”). The statements of mineral reserves and mineral resources for the Thacker Pass Project as of December 31, 2024 are presented in the tables below in Part I – Item 2: Properties – Mineral Resource and Mineral Reserve Estimate.

On March 6, 2025, the Company announced a strategic investment of $250 million from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), for the development and construction of Phase 1 of the Thacker Pass (“Orion Investment”). Orion has committed to purchase senior unsecured convertible notes in the aggregate principal amount of $195 million (the “Orion Note”) and enter into a Production Payment Agreement

(“PPA”) whereby Orion will pay LAC $25 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass. Orion has committed, subject to the satisfaction of certain conditions precedent, to purchase an additional $30 million in aggregate principal amount Notes within two years (the “Delayed Draw Notes”) upon request by the Company. For more information on the Orion Investment, refer to the Sources of Liquidity section of the Management’s Discussion and Analysis (“MD&A”) for the year ended December 31, 2024 (“FY 2024”) in this Form 10-K.

Together with the DOE Loan and the investments from both GM and Orion, LAC expects to achieve fully funded status at the project and corporate level for the development and construction of Phase 1 of Thacker Pass for the duration of construction. Completion of Phase 1 of Thacker Pass is targeted for late 2027.

Thacker Pass Overview

For a complete description of Thacker Pass in Humboldt County, Nevada, see the Thacker Pass S-K 1300 Report, prepared by SGS Canada Inc., Sawtooth Mining, LLC, a subsidiary of NACCO Natural Resources Corporation, NewFields Mining Design & Technical Services and EXP U.S. Services Inc., each of which are independent companies and not associates or affiliates of the Company or any associated company of the Company, which is filed hereto as Exhibit 96.1; and the Thacker Pass TR, which has been filed with the securities regulatory authorities in each of the provinces and territories of Canada through SEDAR+. The Thacker Pass TR was prepared by William van Breugel, P. Eng., Johnny Canosa, P. Eng., Joseph M. Keane, P.E., Benson Chow, RM-SME, Kevin Bahe, P.E., Paul Kaplan, P.E., and Walter Mutler, P.Eng., each of whom is a “qualified person” for the purposes of NI 43-101, for those sections of the Thacker Pass TR that they are responsible for preparing.

Thacker Pass, located in Humboldt County in northern Nevada, is a sedimentary clay resource and the largest lithium Measured and Indicated Resource in the world. See Part I – Item 2: Properties – Mineral Reserve and Mineral Resource Estimates below for more information.

Thacker Pass is approximately 100 kilometers (“km”) north-northwest of Winnemucca, Nevada, approximately 33 km west-northwest of Orovada, Nevada, and 33 km due south of the Oregon border. Access to Thacker Pass is via the paved US Highway 95 and paved State Route 293; travel north on US-95 from Winnemucca, Nevada, for approximately 70 km to Orovada, Nevada and then travel west-northwest on State Route 293 for 33 km toward Thacker Pass to the Thacker Pass site entrance. Driving time is approximately one hour from Winnemucca, and 3.5 hours from Reno.

The Thacker Pass area encompasses approximately 7,900 hectares (“ha”) and lies within and is surrounded by public lands administered by the Bureau of Land Management. The area is sparsely populated and used primarily for ranching and farming.

Thacker Pass is expected to be developed initially in Phases 1 and 2, with further expansion possibility for an additional three phases. Lithium carbonate production from Phases 1 through 4 is designed for a nominal 40,000 t/y Li2CO3 capacity per phase. Phase 5 expansion will be introduced at the time of Phase 4 expansion when mined ore grade decreases resulting in available capacity in the lithium carbonate crystallization circuits constructed during the initial four phases. Total possible nominal capacity of Phases 1 through 5 would be 160,000 t/y Li2CO3. The process plant is expected to operate 24 hours/day, 365 days/year with an overall availability of 88% and a possible mine life of 85 years. The total amount of ore processed from the development of Phases1 through 5 would be 1,057 million metric tonnes (“Mt”) (dry).

Phase 1 commenced construction in February 2023, following the receipt of all key state-level environmental permits and a federal Record of Decision (“ROD”). Lithium Americas is working with Bechtel Infrastructure and Power Corporation (“Bechtel”) who is responsible for the engineering, procurement and construction management (“EPCM”) of Phase 1. Throughout 2023 and 2024, site preparation and early construction was ongoing, including:

•
Completed the first phase of major earthworks including site clearing and plant pad excavation;
•
Stockpiled all growth media for future reclamation;
•
Commissioned a water supply system consisting of a 6.6-mile pipeline, pumps and ponds;
•
Improved State Route 293 with acceleration and deceleration lanes, conforming to Nevada Department of Transportation specifications to improve safety and traffic flow for vehicles entering and exiting Thacker Pass; and

•
Completed site infrastructure including erection of temporary offices, fencing, security gates and systems.

In the fourth quarter of 2024, the Company provided Bechtel and other major contractors with limited full notice to proceed (“FNTP”) to de-risk the construction schedule and continue to target completion in late 2027. Declaring FNTP allowed engagement of additional contractors to advance the earthworks at an increased pace. Following a three-year construction period, completion is targeted for late 2027, Thacker Pass is expected to produce battery-quality lithium carbonate for the North American markets. The Company anticipates achieving full capacity production in 2028.

Current activity at Thacker Pass, as of March 28, 2025, has been focused on preparing the site for major construction, which will start with permanent concrete placement targeted to start in May 2025.

•
Detailed engineering is currently over 55% design complete and targeted to increase to over 90% design complete by year end 2025.
•
Earthworks in the processing plant area to prepare for first concrete placement is over 90% completed. The Company continues to award additional contracts and mobilize contractors to support first major concrete placement. Manufacturing of all long lead equipment awarded in Q4 2024 is advancing and the Company continues to procure other major equipment in line with the project schedule.
•
First steel installation is targeted to commence in September 2025.

Lithium Technical Development Center

The Company’s Lithium Technical Development Center (“LiTDC” or “Tech Center”) in Reno, Nevada consists of chemical laboratories and a fully integrated pilot plant-scale model of the processing plants that will be built at Thacker Pass. Since July 2022, the Tech Center has produced battery-quality lithium carbonate samples from Thacker Pass ore for potential customers and suppliers. The Tech Center has been awarded the ISO 9001:2015 Quality Management System certification, which is a globally recognized standard for quality management. Implementation of ISO 9001:2015 demonstrates the Company’s commitment to quality in the development of lithium products. The Tech Center continues to operate the integrated pilot facility focusing on data to support continuous improvement, equipment design and further reducing risks associated with the transition from mechanical completion to operations.

Transloading Terminal

The Company has leased a parcel of land adjacent to the mainline railroad from the City of Winnemucca and purchased an adjacent property with access to State Route 796, approximately 60 miles from Thacker Pass, for the development of a transloading terminal (“TLT”).

The TLT has been planned to provide direct access to the railroad for shipping of reagents during operations of Phases 1 through 3. Phase 4 expansion would contemplate the addition of rail to Thacker Pass. Expected benefits of direct access to the mainline railroad during operations include reduced transportation costs for reagents, such as liquid sulfur and soda ash, and minimizing Scope 3 emissions by utilizing lower carbon intensity transportation methods.

On October 28, 2024, the Company awarded Iron Horse Terminals (“IHT”) the contract to design, build, own and operate the TLT. IHT will provide multiple services at the TLT site including unloading rail cars, loading trucks, coordinating rail activities, truck transportation, railcar/truck repairs and facility maintenance. EPCM and operation of the TLT during Phase 1 is expected to generate approximately 100 jobs during construction and approximately 50 jobs during operations. The TLT is expected to be completed in 2027. The TLT design has been advanced to approximately 20% design complete.

On August 5, 2024, the Company received approval for a $11.8 million grant from the U.S. Department of Defense to support an upgrade of local power infrastructure and to help build a transloading facility.

GM Offtake

Prior to the Separation, on January 30, 2023, Old LAC had entered into a purchase agreement with GM, pursuant to which GM agreed to make a $650 million equity investment (the “2023 Transaction”), the proceeds of which were to be used for the construction and development of Thacker Pass. The 2023 Transaction was comprised of two tranches, a first tranche investment of $320 million (“Tranche 1 Investment”) a second tranche investment of up to $330 million (the “Tranche 2 Investment”). Tranche 1 closed and the Phase 1 offtake agreement for GM to purchase up to 100% of Phase 1 production for ten years, subject to a five-year extension at GM’s option and other limited extensions, plus a right of first offer on Thacker Pass Phase 2 production was executed on February 16, 2023 (the “Offtake Agreement”). As part of the Arrangement, the Offtake Agreement was assigned by Old LAC to the Company.

Concurrently with closing of the DOE Loan, the Phase 1 Offtake Agreement was extended to 20 years. As part of the JV Transaction, GM also entered into an additional 20-year offtake agreement for up to 38% of production volumes from Phase 2 of Thacker Pass and will retain its right of first offer on the remaining balance of Phase 2 volumes (“Phase 2 Offtake”).

Market Demand and Competitive Conditions

According to Benchmark Mineral Intelligence’s Q3 2024 estimates, global electric vehicle (“EV”) adoption is driving lithium demand, with total demand for lithium expected to more than double by 2030. While EV sales are growing at a slower than anticipated pace, EV sales are up 10% in the U.S. and sales are projected to increase by 26% globally in 2024. In the long-term, EV penetration is forecasted to grow from 20% in 2024 to 59% in 2034. To meet this demand, Thacker Pass is expected to help secure North America’s lithium battery supply chain and reduce dependence on foreign countries for supply. With a strategic investment, joint venture partnership and long-term offtake agreement with General Motors, production from Thacker Pass Phase 1 is estimated to support lithium needs for up to 800,000 electric vehicles annually (assuming lithium carbonate equivalent (“LCE”) intensity of 850 tonnes (“t”) of lithium carbonate equivalent per gigawatt hour (LCE/GWh) (gigawatt hour)).

Resources Material to the Company’s Business

Raw Materials

All of the raw materials that the Company requires to carry on its business are available through normal supply or business contracting channels. The following raw materials, also known as reagents, are required for processing the ore from Thacker Pass into battery-grade lithium carbonate. As Thacker Pass is in the construction stage, the Company is currently working on securing suppliers for these reagents for the production stage. Following is the name and description of each reagent and its purpose.

Reagent Name	Description	Purpose
Sulfur	A readily available by-product of the oil and gas industry	Sulfuric acid for leaching
Limestone	A sedimentary rock mainly composed of calcium carbonate	Neutralizing agent
Quicklime	A common alkaline substance produced by heating or calcining limestone	Magnesium precipitation
Sodium Hydroxide	Also known as caustic soda or lye, a strong base	Off-gas scrubbing and ion exchange purification
Soda Ash	Sodium carbonate produced from naturally occurring trona	Lithium carbonate production and calcium precipitation
Flocculant	Chemical that facilitates the aggregation of particles	Thickening and settling
Carbon Dioxide	A colorless, odorless gas used in the carbonated beverage industry	Lithium carbonate purification
Ferric Sulfate	A chemical compound used in water treatment processes	Calcium precipitation
Hydrochloric Acid	A strong acid solution	Ion exchange purification

The Company’s Vendor Code of Conduct requires the Company and its vendors and suppliers to avoid sourcing minerals from conflict affected and high-risk areas where there are heightened concerns that proceeds from minerals could be used to contribute to armed conflict or human rights abuses. These minerals may include certain tin, tungsten, tantalum, gold, mica and cobalt (3TG Minerals) that are extracted or processed in certain other countries and contribute to armed conflict in the Democratic Republic of Congo and its adjoining countries. The Company’s goal is to source the majority of reagents from continental North America or domestic U.S. suppliers to limit carbon emissions and reduce transportation costs to benefit operating costs.

Patents

The Company owns U.S. Patent No. 12,188,107 B2 and Mexican Patent No. MX2021011625A, which relate to the economic concentration and extraction of lithium chemicals from sedimentary resources. The Company also has pending applications in the United States, Canada, Chile, China and Europe, including applications relating to the processing of lithium clays and cost-effective separation of magnesium from lithium in sulfate brines as a benign material.

Government Contracts

On October 28, 2024, the Company’s subsidiary LN and DOE executed a loan agreement for an ATVM Loan for a construction facility with maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest to fund eligible construction costs of Thacker Pass over the period from the first advance through no later than November 30, 2028. The DOE Loan has a 24-year maturity with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury rates without any additional credit spread.

The DOE Loan agreement was amended on December 20, 2024 to give effect to the formation of Lithium Nevada Ventures LLC, a JV with GM to own a 100% interest in LN, which owns Thacker Pass. Remaining conditions precedent to first draw, as of the filing date of this Form 10-K, include a project finance model bring down. As of this date, no amounts have been drawn under the DOE Loan. The Company currently expects to make the first draw on the DOE Loan sometime in Q3 2025.

The DOE Loan is funded by the Federal Financing Bank (“FFB”) pursuant to a Note Purchase Agreement signed simultaneously with the DOE Loan. The DOE Loan and FFB Note Purchase Agreement are a firm contractual obligation of the DOE and FFB and cannot be unilaterally terminated by either the DOE or FFB except in the limited circumstances customary to this type of financing and outlined in the DOE Loan and FFB Note Purchase Agreement. Refer to Exhibit 10.18 for the FFB Note Purchase Agreement, dated October 28, 2024.

Periodic repayments of principal and interest commence January 20, 2029. The DOE Loan has a maturity date of October 20, 2048. The Company may prepay the loan at any time, subject to certain conditions, by paying principal plus accrued interest on outstanding advances.

Seasonality

The Thacker Pass project could be affected by seasonal factors affecting the business including but not limited to the availability of power resources and considerations relating to wildlife sensitivity, which could be influenced by seasonal variability due to stresses on those resources. The lithium chemicals business is also subject to commercial business cycles and commodity price cycles. If the global economy stalls and commodity prices decline, a continuing period of lower prices could significantly affect the economic potential of the Company’s properties and result in it deciding to cease work on, or drop its interest in, its properties.

Government Regulations

The Company's exploration and future development activities are subject to various national, state, provincial and local laws and regulations in the U.S. and Canada, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

Mining and exploration activities at Thacker Pass are subject to various laws and regulations relating to the protection of the environment, which are discussed in Part I – Item 1A: Risk Factors in this Form 10-K. Although the Company intends to comply with all existing environmental and mining laws and regulations, no assurance can be given that the Company will be in compliance with all applicable regulations or that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail development of its properties. Amendments to current laws and regulations governing exploration and development or more stringent implementation thereof could have a material adverse effect on the Company's business and cause increases in exploration expenses or require delays or abandonment in the development of mining properties. In addition, the Company is required to expend significant resources to comply with numerous corporate governance and disclosure regulations and requirements adopted by U.S. federal and Canadian federal and provincial governments. These additional compliance costs and related diversion of the attention of management and key personnel could have a material adverse effect on the Company’s business.

On March 20, 2025, President Trump signed an Executive Order to effect immediate measures to increase the United States’ mineral production. The Executive Order provides for a review of certain processes, policies and regulations currently in place that affect the mining, processing, refining and smelting of certain minerals, in an effort to facilitate increased domestic mineral production and reduce the United States’ reliance on foreign nations’ supply of such minerals. While these measures may prove beneficial to the success of mining and exploration activities at Thacker Pass, their ultimate effect on the Company’s business or the mining industry in general is uncertain and cannot be predicted. To the extent such measures result in a material increase in the domestic supply of lithium, either through increased lithium production by the Company’s competitors or the development of new mining projects, the prices the Company is able to realize for its products could be decreased and its business could be negatively impacted.

Except as described in this Form 10-K, the Company believes that it is in compliance, in all material respects, with applicable mining, health, safety and environmental statutes and regulations.

For a more detailed discussion of the various government laws and regulations in the U.S. applicable to the Company’s operations and the potential negative effects of such laws and regulations, see Part I – Item 1A: Risk Factors in this Form 10-K.

Regulatory and Permitting

Thacker Pass is located on public lands administered by the U.S. Department of the Interior, Bureau of Land Management (“BLM”). Construction of Thacker Pass requires permits and approvals from various Federal, State and local government agencies. Thacker Pass is being considered in five phases, lasting 85 years.

All major federal, state and local permits and authorizations to commence Phase 1 operations have been achieved and there are no identified issues that would prevent the Company from achieving all permits and authorizations for Phase 1 and 2 of Thacker Pass, or that may affect access, title, or the right or ability to perform work on the property. In addition to the BLM-approved Plan of Operations, the Nevada Division of Environmental Protection ("NDEP") has issued a Water Pollution Control Permit (“WPCP”) and Class II Air Quality Operating Permit. Over time, state permits are expected to be amended to accommodate later-stage Phase 1-2 activities, including air-quality permit updates relating to the Phase 2 plant and authorization under the WPCP to mine below the water table. Such permitting would be addressed with regulators well ahead of time to mitigate risk of mine-plan disruption.

Additional analysis would be needed to determine any potential Federal, State or local regulatory or permitting issues for Phases 3 through 5 of Thacker Pass. Future expansions are being planned as follows: Phase 2 – four years after completion of Phase 1; Phase 3 – four years after completion of Phase 2; and Phase 4 and 5 – four years after completion of Phase 3.

The Company commenced construction at Thacker Pass for Phase 1 on February 28, 2023, following receipt of a notice to proceed from the BLM.

The most recent modified Reclamation Permit was issued by the Nevada Division of Environmental Protection-Bureau of Mining, Regulation and Reclamation (“NDEP-BMRR”) in Q4 2024. The BLM will require the placement of a financial guarantee (reclamation bond) to ensure that all disturbances from the mine and process site are reclaimed once mining activities conclude.

In 2024, there were no material environmental-related matters (e.g. spills, contaminations, etc.) at Thacker Pass.

Permitting History

From 2008 to 2023, the Company performed extensive exploration activities at the Thacker Pass site under existing approved agency permits. LAC has all necessary federal and state permits and approvals to conduct mineral exploration activities within active target areas of the Thacker Pass site. Thacker Pass is approved by the BLM and NDEP-BMRR to conduct mineral exploration and construction activities at Thacker Pass in accordance with BLM Permit Nos. NVN98582 and NVN98586, and State permit 0415. Reclamation obligations are administered jointly by the BLM and the State of Nevada.

In Q3 2018, the Company submitted a conceptual Mine Plan of Operations ("MPO").

In Q3 2019, the Company submitted a Proposed MPO and Reclamation Plan Permit Application, which the BLM deemed technically complete.

In Q1 2020, the BLM published a notice of intent (“NOI”) to prepare an Environmental Impact Statement (“EIS”) in the Federal Register.

In January 2021, the BLM Record of Decision (“ROD”) authorizing the Project was issued following the BLM's National Environmental Policy Act of 1969 ("NEPA") review process for Thacker Pass, which included the BLM’s preparation of an EIS. The approved MPO contemplates production of battery-grade lithium hydroxide, lithium carbonate and lithium metal (estimating approximately 66,000 short tpa of lithium carbonate equivalent). Legal appeals that were brought in Federal court challenging aspects of the NEPA analysis and cultural review were dismissed by the Federal District Court. One appeal to the Ninth Circuit Court of Appeals affirmed the District Court’s decision.

Separately, a new lawsuit was filed in U.S. District Court in February 2023 by the Reno Sparks Indian Colony, the Burns Paiute Tribe and the Summit Lake Paiute Tribe, concerning among other things, adequacy of consultation by the BLM for the issuance of the ROD. In March 2023, the U.S. District Court denied the plaintiffs’ requests for a temporary restraining order and preliminary injunction. On November 11, 2023, the U.S. District Court dismissed all claims. After the plaintiffs did not seek to amend their complaint, the court issued a final order and judgment dismissing the case in December 2023 and that decision was not appealed.

In 2021, the BLM approved a reclamation cost estimate for the Thacker Pass plan of operations of $47.6 million. In February 2023, financial assurance in the amount of $13.7 million for the initial work plan was placed with the agency prior to initiating construction. The NDEP-BMRR approved the Plan of Operations and Reclamation Plan (“PoO”) with the issuance of draft Reclamation Permit 0415. On February 25, 2022, the NDEP-BMRR then issued the final Reclamation Permit 0415. In December 2024, the State and BLM determined that financial assurance for full construction of Phase 1 would be $73 million, and the Project subsequently submitted a third-party reclamation bond in that amount to BLM in February 2025. Final approval of that surety is pending.

In February 2022, NDEP issued the final key state-level permits for Thacker Pass including the Water Pollution Control Permit, Mine Reclamation Permit and Class II Air Quality Operating Permit. The State approved Water Pollution Control Permit minor modifications in January 2024 and September 2024, and an Air Quality Operating Permit minor modification in June 2024. Additional permit modifications to reflect design updates are currently pending, and modifications to conform to any other design updates may be pursued as warranted.

In February 2023, the Company’s application with the State of Nevada Division of Water Resources (“NDWR”) for the transfer of certain water rights for Phase 1 of Thacker Pass was approved by the State Engineer. The State Engineer’s Office issued the final water rights permits on June 30, 2023 and July 3, 2023, authorizing the Company to use its water production wells. In March 2023, the State Engineer’s decision was appealed in state court by a local ranching company and the case is currently pending. The Company has commenced using the water rights for construction activities at Thacker Pass in accordance with the State Engineer’s authorization.

On June 25, 2024, the BLM approved a modification to the PoO, which included an updated facility layout and the addition of the countercurrent decantation circuits. A modified Reclamation Permit was issued by NDEP-BMRR in Q4 2024. The BLM will require the placement of a financial guarantee (reclamation bond) to ensure that all disturbances from the mine and process site are reclaimed once mining concludes.

Environmental Stewardship

The Company is committed to safely and sustainably developing Thacker Pass and limiting the Project’s adverse environmental impact. The Company looks for opportunities to reduce energy consumption, limit carbon emissions and environmental footprint, and sustainably manage waste and water resources. The Thacker Pass flowsheet is targeting a low-water and low-carbon operation. Additional information can be found in the S-K 1300 Report available as Exhibit 96.1, and the Company’s 2023 ESG-Safety Report available on the Company’s website.

Social Responsibility

The Company continues to work collaboratively with the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”) and communities closest to Thacker Pass to increase transparency around project developments, and to identify and address various impacts from the Project.

Community Benefits Agreement with Fort McDermitt Tribe

A key commitment of the Community Benefits Agreement (“CBA”) signed in October 2022 with the Tribe, located approximately 48 miles by road from Thacker Pass, is to build a new community center with on-site preschool, daycare, playground, cultural facility and communal greenhouse. Tribe leadership identified a building site location for the community center and approved conceptual building designs. The CBA also commits to training and employment opportunities for members of the Tribe; funding to support cultural education and preservation work by the Tribe; and business and contracting opportunities between the parties.

Skills Training and Job Opportunities

The Company is committed to hiring locally where possible and has been working with Great Basin College to develop and offer a Workforce Development Training program for local communities and the Tribe.

In Q3 2024, the Company worked closely with Great Basin College to develop customized workforce development training specific to Thacker Pass. Curriculum for process operator, emergency response as well as leadership training are being evaluated. In early 2024, a Fort McDermitt Tribe member and a McDermitt resident were among the first local people hired to help the geophysics team prepare for major construction.

Community Engagement

The communities of Orovada and Kings Valley are the closest communities to Thacker Pass, located approximately 18 and 5 miles from the site, respectively. The Company has met regularly with local community members for the purpose of identifying community concerns and developing ways to address them. As construction activities began, the Company increased its community outreach through open houses, one-on-one meetings and tours of the Tech Center. The Company collaborated with the Humboldt County School District and the BLM to finalize the conceptual design and location of a new K-8 school in Orovada. Construction of the new school is expected to be 100% funded by the Company. Detailed engineering and construction planning work is currently underway.

Human Capital

The Company’s vision is to be North America’s leading lithium producer to enable cleaner energy sources, and the Company’s purpose is to safely and sustainability produce lithium from Thacker Pass to enable North America to reduce dependence on foreign critical minerals and drive value for its stakeholders. The Company’s Values to Act with Integrity, Be Responsible and Act with Care, Commitment to Excellence and Drive Innovation and Be a Collaborative Partner guide employee’s work and interactions, as well as build company culture.

Employees

As of December 31, 2024, Lithium Americas had 79 full-time employees across the Company, in the Vancouver, Reno and Winnemucca offices or remotely from their home offices.

Talent Attraction and Retention

The Company’s aim is to attract, develop and retain the most talented people with diverse backgrounds, beliefs and perspectives to enhance innovation, creativity and employee engagement. The Company is actively recruiting talent and committed to promoting from within where possible to build and develop teams that drive the long-term success of the Company’s business. There will be many new employment opportunities, as well as career advancement opportunities for existing employees as the Company grows from an exploration and development company to one that is in construction and, eventually, a producer.

The Company is committed to offering competitive wages, benefits and compensation to attract and retain skilled employees; partnering with local academic institutions, businesses and other organizations to design and offer workforce training opportunities to build a pool of local skilled candidates with diverse backgrounds; maintaining two-way communication and encourage a culture where employees’ voices are heard and respected; conducting annual and semiannual performance reviews to support employee development and providing financial assistance towards continuing education expenses for employees.

The Company is committed to hiring locally wherever possible to magnify the benefits of its operations. In 2024, 100% of new hires at the Company’s Winnemucca or Reno offices to support Thacker Pass were local to Nevada.

Project Labor Agreement

In 2023, together with its EPCM contractor, Bechtel, the Company entered into a National Construction Agreement (Project Labor Agreement) (“PLA”) with North America’s Building Trades Unions (“NABTU”) for construction of Thacker Pass Phase 1, expected to create approximately 2,000 jobs, including 1,800 skilled labor contractors. The PLA creates new jobs for NABTU members as well as substantially de-risks skilled labor availability during construction. Commencement of hiring and ramp up of construction workers will align with the construction schedule. The first batch of Bechtel Craft Professionals Requisitions was sent out in early January 2025 with the first craft professionals starting in February 2025.

Additional jobs during construction and operations will be created through ancillary and support services, such as transportation, maintenance and supplies.

Workforce Hub

The Workforce Hub (“WFH”) is being developed as a temporary full-service housing facility for construction craft professionals located in the nearby City of Winnemucca. The Company completed the purchase of land, and the housing modules are currently stored in-place to allow for staged erection.

Major earthworks and the first phase of foundations are completed, sewer and water pipe installation continues and the first modular housing units are being installed. The contract for the final installation and operations scope of work was awarded in February 2025 to Target Hospitality Corp., one of North America's largest providers of vertically integrated modular accommodations and value-added hospitality services in the U.S. First occupancy of the WFH is targeted for the second half of 2025.

Health and Safety

Health and safety (“H&S”) excellence is one of the Company’s core principles and essential to its business. The Company takes a proactive approach to safety and seeks to prevent, limit and manage H&S risks for its employees, contractors and the communities where it operates. The Company’s goal is zero harm. In 2024, 195,573 workhours were completed at Thacker Pass without a serious injury or lost-time incident (“LTI”).

H&S training is also an integral part of the Company’s safety program. LAC use H&S training opportunities to build its safety culture by reinforcing the Company’s safety philosophies, policies and procedures. The Company has implemented SafeStart, the most successful, advanced safety awareness and skills development program in the world. This is a behavior-based program that teaches employees safe working habits and corrects unsafe behavior. The training also reinforces team building and improves employee communication through safety awareness. In 2024, the Company completed 448 hours of employee H&S training.

Refer to Part I – Item 4: Mine Safety Disclosures for more information.

Available Information

The Company’s website address is www.lithiumamericas.com. In addition to the information about the Company in this 2024 Form 10-K, information about Lithium Americas can be found on its website including information on corporate governance principles and practices. LAC’s Investors Relations website at https://lithiumamericas.com/investor/ contains a significant amount of information about the Company, including financial and other information for investors. The Company encourages its investors to visit its website, as the Company frequently updates and posts new information about Lithium Americas thereon, and it is possible that this information could be deemed to be material information. The Company’s website and information included in or linked to its website, including the 2023 ESG-Safety Report, are not incorporated by reference into this 2024 Form 10-K.

The U.S. Securities and Exchange Commission (“SEC”) maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such information can also be found on the Company’s website (https://www.lithiumamericas.com/).

For additional information regarding the history and development of the Company, refer to Part II – Item 7: Management's Discussion and Analysis of the Company for the year ended December 31, 2024 in this Form 10-K.

Item 1A: Risk Factors

The following are risk factors that the Company’s management believes are applicable to its business and the industry in which it operates. The risk factors set out below are not exhaustive and do not include risks the Company deems to be immaterial. If any of the events, risks or uncertainties described below actually occur, it or they may have a material adverse effect on the Company’s business, financial condition, operating results, or future prospects (including with respect to the price of the Company’s Common Shares). These risk factors are not necessarily in the order of importance or probability of occurrence.

Risk Relating to Resource Development

Commercial viability of the Thacker Pass Project depends on numerous uncontrollable factors such as permitting and financing that could negatively affect business and financial conditions

The Company's business strategy depends in substantial part on developing Thacker Pass into a commercially viable mine and chemical manufacturing facility. Whether a mineral deposit will be commercially viable depends on numerous factors, including but not limited to: the attributes of the deposit, such as size and grade; proximity to available infrastructure; economics for new infrastructure; market conditions for battery-grade lithium products; processing methods and costs; and government permitting and regulations.

There are many factors that could impact the development of Thacker Pass, including permitting, terms and availability of financing, including with respect to the closing of the Orion Investment, cost overruns, litigation or administrative appeals concerning the project, delays in development, and regulatory changes, among other factors. Thacker Pass is also subject to the development and operational risks described elsewhere in this Form 10-K. Accordingly, there can be no assurance that the Company will complete development of Thacker Pass as currently contemplated, or at all. If the Company is unable to develop Thacker Pass into a commercial operating mine, its business and financial condition would be materially adversely affected.

The Company’s ability to draw on the DOE Loan is contingent on meeting specific conditions and covenants, and failure to do so could lead to loan termination or other significant adverse effects

The Company’s ability to draw down on the DOE Loan and to utilize such funds towards the construction and development of Phase 1 of Thacker Pass is dependent on the satisfaction of the conditions set out in the DOE Loan documents, including the announcing of FID, which conditions may be amended pursuant to the terms of the DOE Loan documents. There can be no assurance as to the satisfaction of these conditions or as to the outcome of any amended requirements, if any.

The DOE Loan agreement also includes representations, warranties and covenants of the Company customary for financings of a similar nature by the U.S. Government or other public lending institutions, including relating to repayment obligations. The failure of the Company to comply with or satisfy any or all of the conditions and requirements or to remain in compliance with the covenant regime under the DOE Loan could result in a reduction of the size of the DOE Loan made available to the Company and/or an event of default under the DOE Loan, which could result in the termination of the DOE Loan and/or cause any amounts outstanding under the DOE Loan to become immediately due and payable, any of which would have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The terms of the DOE Loan agreement also contain a number of significant restrictions and covenants that limit the Company’s ability under the DOE Loan agreement to, among other things: operate business outside of the ordinary course and enter into certain material contracts relating to the Thacker Pass Project without the prior consent of the DOE; incur liens and indebtedness or provide guarantees in respect of obligations of any other person; make loans and other investments and certain capital expenditures; issue equity securities for the Company’s subsidiaries; engage in mergers, consolidations and asset dispositions; and engage in affiliate transactions.

If the Company were to default on the aforementioned restrictive covenants for any reason, its business, financial condition, results of operations and prospects could be materially and adversely affected. In addition, complying with these covenants may also cause the Company to take actions that are not favorable to securityholders and may make it more difficult to successfully execute the Company’s business strategy and compete against companies who are not subject to such restrictions.

On January 20, 2025, President Trump signed an Executive Order which paused the disbursement of funds appropriated through the Inflation Reduction Act or the Infrastructure Investment and Jobs Act. The pause provides for a review of the processes, policies and issuances of various grants, loans, contracts or financial disbursements of appropriated funds. The Company’s DOE Loan is closed and will be funded by the Federal Financing Bank. However, any impact on the Company’s ability to amend the DOE Loan as a result of this Executive Order could adversely and materially impact its business to include increased costs, timeline delays and its ability to proceed with the development and construction of Phase I.

There can be no assurances when or if the Orion Investment will be completed

Although the Company expects to complete the Orion Investment early in the second quarter of 2025, there can be no assurances as to the exact timing of the closing of the Orion Investment or whether the Orion Investment will be completed at all. The closing of the Orion Investment is subject to numerous conditions, including announcement of FID by the JV Partners, and there can be no assurance that the conditions required to complete the Orion Investment, some of which are beyond our control, will be satisfied or waived on the anticipated schedule, or at all.

The Company’s ability to maintain and amend permits is uncertain and subject to regulatory, administrative, and litigation challenges, which could delay development timelines

Although the Company has obtained all key environmental permits for Thacker Pass for an initial stage of construction, there can be no certainty that current permits will be maintained, permitting changes such as changes to the mine plan or increases to planned capacity will be approved, or additional local, state or federal permits or approvals required to carry out development and production at Thacker Pass will be obtained, projected timelines for permitting decisions to be made will be met, or the projected costs of permitting will be accurate.

Moreover, future phases of Thacker Pass will likely require additional environmental analysis and permit approvals by state and federal agencies, including BLM. Such environmental analysis would likely require the preparation of supplemental NEPA analysis and other required consultations with various federal and state agencies, such as the United States Fish and Wildlife Service and the State of Nevada Department of Wildlife. Future phases of Thacker Pass would also require the submission of new or supplemental mine plans. There is no guarantee that the Company will obtain the necessary permits required or that any such approval of permits will not be delayed.

In addition, there is the risk that existing permits will be subject to challenges of regulatory administrative processes, and similar litigation and appeal processes. Litigation and regulatory review processes can result in lengthy delays, with uncertain outcomes. In the U.S., changes in the presidential administration may result in the suspension, revocation, or modification of certain regulations that the Company is subject to, thereby creating additional uncertainty. For example, President Trump’s recent signing of various Executive Orders on January 20, 2025 resulted in the temporary suspension of agency approvals of some projects and forecast upcoming changes in the regulatory framework for federal environmental reviews under NEPA, which may result in permitting delays and additional uncertainty, as the process for agencies to update their NEPA regulations may be time-intensive, result in additional changes to the process that the Company does not anticipate, and result in increased litigation. Such issues as these could impact the expected development timelines of Thacker Pass and consequently have a material adverse effect on the Company's prospects and business.

The expected capital and operating costs for Thacker Pass are based on various assumptions that may prove inaccurate, and any discrepancies could lead to increased costs and the need for additional funding to complete Phase 1 and meet working capital requirements

The expected capital and operating costs for Thacker Pass are based on the interpretation of geological and metallurgical data, feasibility studies, economic factors and other factors that may prove to be inaccurate. New tariffs imposed on certain metals used in the development of the Project could lead to an increase in commodity prices, causing construction to be delayed or to require greater capital investment. Therefore, the Reports may prove to be unreliable if the assumptions or estimates do not reflect actual facts and events. The following events, among other events and uncertainties described in the Reports, could affect the ultimate accuracy of such estimates: uncertainties in the interpreted geological data based on the representativeness of drill holes, in particular, unrecognized faults or basaltic units that could require changes to the mine plan or increased mine dilution or mine losses; unrecognized geotechnical conditions; unanticipated changes to the process flowsheet; increase in capital costs for any reason; and adverse weather conditions that could reduce mine equipment performance or require project-design changes.

As described elsewhere throughout this Form 10-K, the funding from the DOE Loan, the US$430 million of direct cash funding to the JV from GM expected as part of the JV Transaction, the Company’s existing cash and cash equivalents and the net proceeds expected from the initial closing of the Orion Investment are collectively expected to result in the estimated remaining capital expenditures for construction of Phase 1 of Thacker Pass and the estimated working capital requirements to fund the Company’s activities from the start of 2025 through expected initial production being fully funded. For the reasons set forth above and due to other factors, estimates relating to the cost of construction of Phase 1 and estimates relating to working capital requirements for such period may prove to be inaccurate, and currently unforeseen incremental funding may be required to complete Phase 1 in full and/or to fund such working capital requirements.

The Company’s lack of history of completing mining and chemical processing projects or conducting such operations makes it difficult to evaluate its prospects, increasing the uncertainty of its future success

The Company has no prior history of completing the development of a mining or chemical processing project or conducting such operations. The future development of properties found to be economically feasible will require the construction and operation of mines, processing plants and related infrastructure. While certain members of management and employees have mining development, chemical industry and operational experience, the Company does not have vast experience as a collective organization. As a result of these factors, it is difficult to evaluate the Company's prospects, and the Company's future success is more uncertain than if it had a proven history.

Inherent risks in establishing new mining and chemical processing operations, including unexpected costs, problems and delays, could impact the profitability of operations at Thacker Pass

The Company is and will continue to be subject to all risks inherent with establishing new mining and chemical processing operations including: the time and costs of construction of mining and processing facilities and related infrastructure; the availability and costs of skilled labor and mining equipment and supplies; the need to obtain and maintain necessary environmental and other governmental approvals, licenses and permits, and the timing of their issuance; the availability of funds to finance construction and development activities; potential opposition from non-governmental organizations, indigenous peoples, environmental groups or local groups which may delay or prevent development activities; and potential increases in construction and operating costs due to various factors, including the imposition of new tariffs by the Trump administration, that could lead to changes in the costs of fuel, power, labor, contractors, materials, supplies and equipment.

It is common in new mining operations to experience unexpected costs, problems and delays during construction, commissioning and start-up of mining and processing operations. In addition, delays in the early stages of mineral production often occur. Accordingly, the Company cannot provide assurance that its activities will result in profitable mining operations at Thacker Pass and any other mineral properties the Company advances or acquires in the future.

The Company’s U.S. operations, coupled with its domicile in British Columbia, and the evolving political landscape, including increased geopolitical tensions and industrial policies, could impact its ability to fund the project

The Company's business is international in scope, with its incorporating jurisdiction and head office located in Canada and its flagship asset, Thacker Pass located in the United States. Changes, if any, in mining, investment or other applicable policies or shifts in political attitude in any of the jurisdictions in which the Company operates, or towards such political jurisdictions, may adversely affect the Company's operations or profitability and may affect the Company's ability to fund its ongoing development expenditures at Thacker Pass. These political changes could also have a substantive impact on the Company that may prevent or restrict the development of Thacker Pass, including the financial results therefrom, regardless of the economic viability of Thacker Pass.

More specifically, as a result of increased concerns around global supply chains, the lithium industry has become subject to increasing political involvement, including in the United States and Canada. This reflects the critical role of lithium as an input in the development of batteries for the burgeoning transition to electric vehicles in the automotive industry, combined with worldwide supply constraints for lithium production and geopolitical tensions. Political involvement appears to be evolving into a form of industrial policy by governments, including in Canada and the United States, to encourage the development of domestic supply through tax incentives and low-interest loans to domestic and other politically aligned actors, as well as by those governments undertaking steps to discourage the involvement of participants from non-politically aligned countries such as by tariffs and restrictions on ownership, influence and investment. These factors are of particular relevance to the Company, with its Canadian incorporation, U.S.-based Thacker Pass and predominant connection to Canada and the United States through its stock exchange listings, shareholder base and board and management composition. This evolving industrial policy may benefit the Company through the prospect of tax incentives and project financing. For example, on January 20, 2025, President Trump signed a sweeping energy-related Executive Order which directed various heads of agencies to identify and revise or rescind any actions imposing undue burdens on domestic mining and processing of non-fuel minerals. However, the Company cannot predict what impacts this order may have on its operations, and there remains potential for delays in state approvals, permits and licenses notwithstanding this order. Moreover, notwithstanding such changes, there is the continued risk that policy approaches may shift over time, reducing or eliminating access to such benefits in the future. Increased government involvement may also present limitations on the extent to which the Company may undertake business operations with non-politically aligned parties, including limitations on ownership. The Company has and intends to continue to fully comply with legislation and policies in all jurisdictions where it operates. At this time, the Company cannot predict if any of these steps will result in a substantive adverse change to its business or operations, or the intended geographic focus of its business.

There is also currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of the new administration, with respect to trade policies, treaties, tariffs, taxes and other limitations on cross-border operations. Changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements could have an adverse effect on the Company’s business, prospects, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.

In 2025, the United States proposed to impose and enact tariffs on certain items. Potential new tariffs that could be imposed on certain metals used in development on the Project could cause input prices to increase, cause construction to be delayed or require greater capital investment. There have been ongoing discussions and activities regarding changes to other United States’ trade policies and treaties. In response, a number of countries, including Canada, Mexico, and China have implemented or threatened to implement tariffs on United

States goods or to take other measures in response to these United States actions. These developments could have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between each of Canada, the United States and other affected countries. Any of these factors could depress economic activity and have a material adverse effect on the Company’s business, financial condition and results of operations. These actions are a recent development and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. The ultimate reaction of other countries, and businesses in those countries, and the impact of these tariffs or other actions on the United States and Canada, the global economy, the demand for lithium and market price of lithium-based products, the Company’s business, operations or financial results therefrom, cannot be predicted at this time, nor can the Company predict the impact of any other developments with respect to global trade and related disputes. In addition, to the extent the Company’s activities source products, materials, equipment, and services from countries other than the United States, the price and availability of those products, materials, equipment, and services could be impacted by the recently imposed tariffs and/or other penalties. Such cost increases could delay or cause the Company to incur significant expenditures that are not provided for in the Company’s budgets, which could have a material adverse effect on the Company’s business, operations, and the financial results therefrom, including the timing and development of Thacker Pass.

Changes in government laws and regulations, including those related to taxation, environmental compliance and permitting, may affect development

Changes to government laws and regulations may affect the development of Thacker Pass. Such changes could include laws relating to taxation, royalties, restrictions on production, export controls, tariffs, environmental, biodiversity and ecological compliance, mine development and operations, labor, mine safety, permitting and numerous other aspects of the Company’s business. Many of these changes may result from a change in presidential administrations; for example, President Trump in a suite of Executive Orders, has directed the pause, modification or revocation of various previous Executive Orders and regulations that directly and indirectly affect the development of Thacker Pass, to include upcoming revisions to the approach federal agencies take in complying with environmental reviews and elimination of an electric vehicle “mandate” which may adversely affect demand for lithium.

The Company’s ability to develop Thacker Pass is governed by the U.S. Mining Act and other laws, with no assurance of title or permit stability, and any contest or regulatory changes could delay development

The U.S. Mining Act and other federal and state laws govern the Company's ability to develop, mine and process the minerals on the unpatented mining claims and/or mill site claims that form Thacker Pass, which are locatable under the U.S. Mining Act. There can be no assurance of title to any of the Company's property interests, or that such title will ultimately be secured. The Company's property interests may also be subject to prior unregistered agreements or transfers or other land claims, and title may be affected by undetected defects and adverse laws and regulations.

The Company cannot guarantee that the validity of its unpatented mining claims will not be contested. A successful contest of the unpatented mining claims could result in the Company being unable to develop minerals on the contested unpatented mining claims or being unable to exercise its rights as the owner or locater of the unpatented mining claims.

The Company must apply for and obtain approvals and permits from federal and state agencies to conduct exploration, development and mining on its properties. Although the Company has applied for and has received, or anticipates receipt of, such approvals and permits for certain areas where the Company owns mineral rights, there is no assurance that the Company's rights under them will not be affected by legislation or amendment of regulations governing the approvals and permits, or that applicable government agencies will not seek to revoke or significantly alter the conditions of the applicable exploration and mining approvals or permits, or that they will not be challenged or impugned by third parties, resulting in delays.

Mineral resource and reserve estimates are inherently uncertain and may be inaccurate

Mineral Resources and Mineral Reserves figures disclosed or otherwise incorporated by reference in this Form 10-K are estimates only. Estimated tonnages and grades may not be achieved if the projects are brought into production; differences in grades and tonnage could be material; and, estimated levels of recovery may not be realized. The estimation of Mineral Resources and Mineral Reserves carries with it many inherent uncertainties, of which many are outside the control of the Company. Estimation is by its very nature a subjective process, which is based on the quality and quantity of available data, engineering assumptions, geological interpretation and judgments used in the engineering and estimation processes. Estimates may also need to be revised based on changes to underlying assumptions, such as commodity prices, drilling results, metallurgical testing, production, and changes to mine plans of operation. Any material decrease in estimates of Mineral Resources or Mineral Reserves, or an inability to extract Mineral Reserves could have a material adverse effect on the Company, its business, results of operations and financial position.

Any estimates of Inferred Mineral Resources included in or otherwise incorporated by reference in this Form 10-K are also subject to a high degree of uncertainty, and may require a significant amount of exploration work in order to determine if they can be upgraded to a higher category.

Opposition could lead to delays or prevent the Project from proceeding, impacting development

Thacker Pass, like many mining projects, may have opponents. Opponents of other mining projects have, in some cases, been successful in bringing public and political pressure against mining projects. Substantial opposition to the Company's mining project could result in delays to project development or business plans, or prevent the project from proceeding at all, despite the commercial viability of the project.

Risks Relating to Lithium Production and Operations

The Mineral exploration and development business has inherent health and safety risks, and non-compliance with related laws could lead to penalties and civil liability

The mineral exploration, development and processing business carries an inherent risk of liability related to worker health and safety, including the risk of government-imposed orders to remedy unsafe conditions, potential penalties for contravention of health and safety laws, requirements for permits and other regulatory approvals, and potential civil liability. Compliance with health and safety laws, and any changes to such laws, and the requirements of applicable permits and other regulatory requirements remains material to the Company's business. The Company may become subject to government orders, investigations, inquiries or other proceedings (including civil claims) relating to health and safety matters. The occurrence of any of these events or any changes, additions to or more rigorous enforcement of health and safety laws, permits or other approvals could have a significant impact on operations and result in additional costs or penalties. In turn, these could have a material adverse effect on the Company's business, financial condition, results of operations and future prospects.

Failure to achieve production estimates for Thacker Pass, due to inaccuracies in assumptions or lower quality ore, could materially and adversely affect cash flows and profitability

This Form 10-K and the Reports contain estimates relating to future production and future production costs for Thacker Pass. No assurance can be given that production estimates will be achieved generally or at the stated costs. These production estimates are dependent on, among other things, the accuracy of mineral reserve estimates, the accuracy of assumptions regarding ore grades and recovery rates, ground conditions, physical conditions of ores, assumed metallurgical characteristics and the accuracy of estimated rates and costs of mining and processing. For Thacker Pass, ore grades or types may be lower quality than expected, which may result in levels lower than expected. The failure of the Company to achieve production estimates could have a material and adverse effect on any or all of its cash flows, profitability, results of operations and financial condition and prospects.

The novel process for producing lithium carbonate from Thacker Pass has not been demonstrated at commercial scale, posing risks of inefficiencies, unforeseen costs and delays

The processes contemplated by the Company for production of lithium carbonate from a sedimentary deposit such as that of Thacker Pass have not previously been demonstrated at commercial scale. To mitigate this risk, the Company developed the Lithium Technical Development Center in Reno, Nevada ("LiTDC"), a new integrated process testing facility in Reno, Nevada to test the process chemistry. The LiTDC continues to operate based on the Thacker Pass flowsheet processing raw ore to final battery-quality lithium carbonate to produce product samples for potential customers and partners. The results of ongoing test work to de-risk each step of the flowsheet continue to be in line with expectations. However, there are risks that the process chemistry will not be demonstrated at scale, efficiencies of recovery and throughput capacity will not be met, or that scaled production will not be cost effective or operate as expected. In addition, the novel nature of the deposit could result in unforeseen costs, additional changes to the process chemistry and engineering, and other unforeseen circumstances that could result in additional delays to develop the project or increased capital or operating costs from those estimated in the Reports, which could have a material adverse effect on the development of Thacker Pass.

Development of Thacker Pass is highly dependent on the projected demand for lithium-based products, and any failure in market growth or shifts in policies could negatively impact commercial viability

The development of lithium operations at Thacker Pass is highly dependent upon the currently projected demand for and uses of lithium-based end products. This includes lithium-ion batteries for electric vehicles and other large format batteries that currently have limited market share and whose projected adoption rates are not assured. To the extent that such markets do not develop in the manner contemplated by the Company, then the long-term growth in the market for lithium products will be adversely affected, which would inhibit the potential for development of Thacker Pass, its potential commercial viability and would otherwise have a negative effect on the business and financial condition of the Company. In addition, as a commodity, lithium market demand is subject to the substitution effect in which end-users adopt an alternate commodity as a response to supply constraints or increases in market pricing. To the extent that these factors arise in the market for lithium, it could have a negative impact on overall prospects for growth of the lithium market and pricing, which in turn could have a negative effect on the Company and its projects. Finally, policies towards promoting the use of products that rely on the lithium the Company produces may change from time to time.

The success of operations will be affected by the fluctuating market price of lithium products, and failure to meet battery-grade quality or customer specifications could reduce the prices the Company is able to realize for its products and its customer base

The ability to generate profitable operations on Thacker Pass, if and to the extent the project is developed and enters commercial operation, will be significantly affected by the market price of lithium-based end products, such as lithium carbonate and lithium hydroxide. The market price of these products fluctuates widely and is affected by numerous factors beyond the Company's control. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. Furthermore, the price of lithium products is significantly affected by their purity and performance, and by the specifications of end-user battery manufacturers. If the products produced from the Company's projects do not meet battery-grade quality and/or do not meet customer specifications, pricing will be reduced from that expected for battery-grade products. In turn, the availability of customers may also decrease. The Company may not be able to effectively mitigate against pricing risks for its products. Depressed pricing for the Company's products will affect the level of revenues expected to be generated by the Company, which in turn could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Actual costs and production may vary due to factors such as resource availability and inflation

Feasibility reports and other mining studies, including the Reports, are inherently subject to uncertainties. Capital costs, operating costs, production and economic returns, and other estimates may differ significantly from those anticipated by the Company's current estimates, and there can be no assurance that the Company's actual capital, operating and other costs will not be higher than currently anticipated. The Company's actual costs and production may vary from estimates for a variety of reasons, including, but not limited to: lack of availability of resources or necessary supplies or equipment; inflationary pressures flowing from global supply chain shortages and increased transportation costs and other international events, which in turn are causing increased costs for supplies and equipment; increasing labor and personnel costs; unexpected construction or operating problems; cost overruns; lower than expected realized lithium prices; lower than expected ore grades; revisions to construction plans; risks and hazards associated with construction, mineral production and chemical plant operations; natural phenomena such as floods, fires, droughts or water shortages; unexpected labor shortages or strikes; general inflationary pressures, tariffs and interest and currency exchange rates. Many of these factors are beyond the Company's control and could have a material effect on the Company's business, financial condition, results of operations, and operating cash flow, including the Company's ability to service its indebtedness.

Operational risks such as equipment failures, natural disasters, and regulatory compliance could lead to disruptions and financial impacts despite comprehensive health and safety measures

The Company's operations are subject to all of the hazards and risks normally incidental to the exploration for, and the development and operation of, mineral properties and associated chemical plants, including an onsite sulfuric acid plant. The Company has implemented a comprehensive suite of health and safety measures designed to comply with government regulations and protect the health and safety of the Company's workforce in all areas of its business. The Company also strives to comply with environmental regulations in its operations. Nonetheless, mineral exploration, development and exploitation involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Unusual or unexpected formations, formation pressures, fires, power outages, shutdowns due to equipment breakdown or failure, aging of equipment or facilities, unexpected maintenance and replacement expenditures, unexpected material handling problems, unexpected equipment capacity constraints, human error, labor disruptions or disputes, inclement weather, higher than forecast precipitation, flooding, shortages of water, explosions, releases of hazardous materials, deleterious elements materializing in mined resources, cave-ins, slope and embankment failures, landslides, earthquakes and industrial accidents, protests and other security issues, and the inability to obtain adequate machinery, equipment or labor due to shortages, strikes or public health issues such as pandemics, are some of the risks involved in mineral exploration and exploitation activities, which may, if as either a significant occurrence or a sustained occurrence over a significant period of time, result in a material adverse effect. The Company expects to rely on certain third-party owned infrastructure in order to successfully develop and operate its projects, such as power, utility and transportation infrastructure. Any failure of this infrastructure, or problems with achieving agreements that facilitate use of this infrastructure (if any are required), without adequate replacement or alternatives may also have a material impact on the Company.

Ore grade, composition or type at Thacker Pass may be lower quality than expected, which may result in actual production levels being lower than expected.

Thacker Pass could be affected by seasonal factors affecting the business including but not limited to the availability of power resources and water supply, which could be influenced by seasonal variability due to stresses on those resources. The lithium chemicals business also is subject to commercial business cycles and commodities price cycles. If commodity prices decline, a continuing period of lower prices could significantly affect the economic potential of the Company’s properties and result in the Company's decision to cease work at the property.

Negative cash flows from operations are expected until achievement of profitable production, so the Company is relying on generating profits or raising capital to meet obligations and liabilities.

The Company anticipates it will continue to have negative cash flow from operating activities in future periods until profitable commercial production is achieved at Thacker Pass. The Company’s ability to continue as a going concern will be dependent upon its ability to generate profits from its proposed operations, or to raise capital through equity or debt financing to continue to meet its obligations and repay its liabilities arising from normal business operations when they come due.

To date, the Company has not generated significant revenues from operations. The Company had negative operating cash flows for the years ended December 31, 2023 and December 31, 2024, and the Company is expected to continue to incur negative operating cash flows through the period of construction, commissioning and ramp-up.

Thacker Pass is the Company’s sole material mining project, meaning failure to develop and operate it successfully could have a significant adverse impact on its business

The Company has only one material mining project, Thacker Pass. Unless it acquires other mineral properties or makes new discoveries for certain areas where the Company owns the mineral rights, the Company will be dependent on Thacker Pass being successfully developed and brought into production. Failure to successfully develop, bring into production and operate Thacker Pass would have a material adverse impact on the Company's business, financial condition, results of operations and prospects. Until such time as the Company acquires or develops other significant assets, the Company will continue to be dependent on the success of its activities at Thacker Pass.

Any non-compliance with stringent environmental regulations could delay or increase the costs

The Company must comply with stringent environmental regulation in the United States. Such regulations relate to many aspects of the project operations for Thacker Pass, including but not limited to water usage and water quality, air quality and emissions, reclamation requirements, biodiversity such as impacts on flora and fauna, disposal of any hazardous substances and waste, tailings management and other environmental impacts associated with its development and proposed operating activities.

Environmental regulations are evolving in a manner that is expected to require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Applicable environmental laws and regulations may require enhanced public disclosure and consultation. It is possible that a legal protest could be triggered through one of these requirements or processes that could delay development activities. Certain U.S. laws allow for third parties to petition regulators for designations that could have the potential of imposing additional mitigation or limitations at Thacker Pass or surrounding areas. The Company is aware of requests to list special status species and to designate traditional historic property in and around Thacker Pass. No assurance can be given that new environmental laws, regulations or actions will not be enacted or that existing environmental laws and regulations will not be applied in a manner that could limit or curtail the Company's development programs. Nor can any assurance be given that current environmental laws and regulations will not be modified, revoked or rescinded as a result of shifting or changing policies, including changes in presidential administrations. Such changes in environmental laws could delay and/or increase the cost of exploration and development of Thacker Pass.

Tailings are a potential environmental risk for the Company as it moves toward production. Tailings are the materials remaining after a target mineral, such as lithium, is extracted from the ore. Tailings management is subject to regulatory requirements and industry best practice standards, as there are a number of environmental risks and water usage requirements associated with them. Given the location of Thacker Pass, which is in an arid, generally flat and less populated region of Nevada, and the design of the mine plans and processes to manage waste and water for Thacker Pass, many of the risks associated with tailings management are expected to be mitigated for the project. Tailings generated at Thacker Pass will be filtered and stacked, which generally has fewer risks and environmental impacts than other tailings management methods. Nonetheless, risks associated with tailings cannot be eliminated. Certain risks such as the potential failure of water diversion and water impoundment structures and a weather event exceeding the design criteria of water diversion and water impoundment structures will continue to exist. The occurrence of any of these events, some of which are heightened risks given the potential effects of climate change, could result in significant impacts to property and the environment. This in turn could restrict operations, result in additional remediation and compliance costs, trigger investigations by regulatory authorities, and have a material adverse effect on the Company's planned operations and financial condition.

Increased focus on ESG matters could lead to higher costs, reduced profits and litigation risks

Increased attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor, regulatory and societal expectations regarding voluntary and mandatory ESG-related disclosures may result in increased costs, reduced profits, increased investigations and litigation, negative impacts on stock price and reduced access to capital.

Moreover, while the Company may create and publish voluntary disclosures regarding ESG-related matters from time to time, many of the statements in those voluntary disclosures are based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many ESG matters. Additionally, voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to pursue or implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in private litigation and damage the Company’s reputation, cause its investors or other stakeholders to lose confidence in the Company, or otherwise negatively impact its operations.

Furthermore, certain public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social or governance issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential ESG benefits). Claims have been filed against issuers under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. The Company cannot be certain of the impact of such regulatory, legal and other developments on its business. More recent political developments could mean that the Company faces increasing criticism or litigation risks. Such sentiment may focus on the Company’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be partisan in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. As a result, the Company may face increased litigation risks from private parties and governmental authorities related to its ESG efforts. In addition, any alleged claims of greenwashing against the Company or others in its industry may lead to further negative sentiment and diversion of investments. Additionally, the Company could face increasing costs as it attempt to comply with and navigate further regulatory ESG-related focus and scrutiny.

The lithium production industry is highly competitive, requiring significant capital and resources, and the Company may face challenges in securing financing, personnel, and equipment

The lithium production industry is competitive in all of its phases and requires significant capital, technical resources, personnel and operational experience to effectively compete. Because of the high costs associated with exploration and development, the expertise required to analyze a project's potential and the capital required to develop a mine, larger companies with significant resources may be in a position to compete for such resources and capital more effectively than the Company.

Competition is also intense for mining equipment, supplies, qualified service providers and personnel in all jurisdictions where the Company operates. If qualified expertise cannot be sourced and at cost effective rates in Canada and the United States, the Company may need to procure those services elsewhere, which could result in additional delays and higher costs to obtain work permits.

As a result of such competition, the Company may be unable to maintain or acquire financing, retain existing personnel or hire new personnel, or maintain or acquire technical or other resources, supplies or equipment, all on terms it considers acceptable to complete the development of its projects.

The Company also expects risks relating to market conditions including but not limited to potential variability in demand for lithium products and competition in the market by various producers. The strength of market demand for lithium product end-uses cannot be assured. Other developers and producers of lithium are currently active in the production and exploration of lithium resources and could impact the availability and pricing of lithium. Risks also relate to the Company’s assumptions relating to the buildout of the downstream battery supply chain in North

America and other countries. The development of such infrastructure may be impacted by various economic factors such as inflation, currency exchange rates, tariffs, availability of capital and financing. A lack of investment or decreased investment in the North American downstream battery supply chain could lead to adverse impacts to the Company’s business, such as by affecting the prices at which the Company is able to sell its products and limiting the number of purchasers seeking to acquire lithium products.

Global economic and political uncertainties, including the Russian war in Ukraine, Middle East conflicts, inflation, and changes in government policies, may adversely affect the Company’s business

The ongoing Russian war in Ukraine, conflict in the Middle East, inflation and other factors continue to impact global markets and cause general economic uncertainty, the impact of which may have a material adverse effect on the Company's business, financial position, results of operations and prospects.

The concerns over general global economic conditions, fluctuations in interest and foreign exchange rates, stock market volatility, geopolitical issues, Russia's war in Ukraine, conflict in the Middle East and inflation have contributed to increased economic uncertainty and diminished expectations for the global economy. These considerations and others could have impacts on potential inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions, which could adversely impact the Company’s business and financial condition.

Changes in governments (at both the federal and state level in the U.S.) and resulting changes in domestic and foreign policy in the jurisdictions in which the Company and its competitors operate, over the period that Thacker Pass is being developed and operated, may have an adverse impact on the Company’s costs of construction and operations in the form of changes to import and export restrictions, tariffs, trade agreements and trade wars, among other impacts. These events have the potential to have a material adverse effect on the Company's business, financial condition, results of operations and future prospects.

Concerns over global economic and political conditions may also have the effect of heightening many of the other risks described herein, including, but not limited to, risks relating to: fluctuations in the market price of and demand for lithium-based products, the development of Thacker Pass, the terms and availability of financing, cost overruns, geopolitical concerns, and changes in law, policies or regulatory requirements.

Climate change may impact water availability, which could increase litigation, regulatory compliance costs, and physical climate risks could further affect operations and safety

Climate change may impact the sufficiency of water available to support planned Phase 1 operations for Thacker Pass, which may have a material adverse effect on the Company’s business, financial position, results of operations and future prospects. Water management regulations are in place in Nevada where Thacker Pass is located. Water rights have been acquired that are expected to be sufficient to support all Phase 1 operations for Thacker Pass as contemplated by the Reports. However, given the unpredictable impact of climate change on the environment, water levels, weather conditions and weather events, such as drought, in the region where Thacker Pass is located, there is a risk that the aquifers in the watersheds where the Company has acquired water rights to date may not be able to provide enough water for planned operations for the estimated mine life set out in the plan of operations. To reduce the environmental footprint of Thacker Pass, and as a mitigation measure, the processing facility at Thacker Pass has been designed to limit water usage to the extent possible by incorporating recycling technologies. However, going forward, availability of water and water rights at cost effective pricing may become of increasing importance to the Company's operations and prospects, a risk that may be heightened by the potential effects of climate change and this could have a material adverse effect on the Company's operations and prospects.

Risks related to increasing climate change related litigation and regulations may also impact the Company's business and prospects, after production begins at Thacker Pass. The use of low carbon technologies may be more costly in certain instances than non-renewable options in the near-term, or may result in higher design costs, long-term maintenance costs or replacement costs. Additionally, the Company may face increasing operating costs at its projects to comply with increasingly changing climate change regulations.

Climate change risks also extend to the physical risks of climate change. These include risks of variable and extreme precipitation, reduction in water availability or water shortages, extreme weather events, changing temperatures, biodiversity impacts, wildfire, changing sea levels and shortages of resources. These physical risks of climate change could have a negative effect on the project site for Thacker Pass, access to local infrastructure and resources, and the health and safety of employees and contractors at the Company's operations. Although the Company has attempted to design project facilities to address certain climate-related risks, the potential exists for these measures to be insufficient in the face of unpredictable climate-related events. As such, climate-related events have the potential to have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

Insurance may not protect against all risks associated with environmental and other incidents the Company may experience

In the course of exploration, development and production of mineral properties, certain risks, and in particular, risks related to operational and environmental incidents may occur. Although the Company maintains insurance to protect against certain risks associated with its business, insurance may not be available to insure against all such risks, or the costs of such insurance may be uneconomic. The Company may also elect not to obtain insurance for other reasons. Insurance policies maintained by the Company may not be adequate to cover the full costs of actual liabilities incurred by the Company or may not be continued by insurers for reasons beyond the Company's control. The Company maintains liability insurance in accordance with industry standards, and the anticipated costs of environmental reclamation are fully bonded by the Company through a third-party insurer. Reclamation cost estimates and bond submissions are reviewed and approved by the BLM, and the State of Nevada also approves the reclamation cost estimate. Nevertheless, losses from uninsured and underinsured liabilities have the potential to materially affect the Company's financial position, results of operations and prospects.

Risks Related to the Company’s Business and Securities

GM’s share ownership and rights may influence corporate actions and diverge from other shareholders’ interests, potentially affecting liquidity and market price, amount other areas

GM currently holds approximately 7% of the outstanding Common Shares and owns a 38% asset-level interest in Thacker Pass. Additionally, GM has a commercial relationship with the Company in respect of Thacker Pass under the Offtake Agreement and Phase 2 Offtake and possesses oversight and securities offering participation rights in respect of the Company pursuant to the Investor Rights Agreement (as defined below).

As a result of its current shareholdings and investor rights, GM may have the ability to influence the outcome of corporate actions requiring shareholder approval, including the election of directors of the Company and the approval of certain corporate transactions. There is a risk that the interests of GM may diverge from those of other shareholders and also discourage transactions involving a change of control, including transactions in which an investor, as a holder of the Company's securities, would otherwise receive a premium for the Company's securities over the then current market price. The holdings of GM could also create a risk that the Company's securities are less liquid and trade at a relative discount compared to circumstances where GM did not have the ability to influence or determine matters affecting the Company.

GM has significant influence over Thacker Pass’s development due to investor rights, its rights as a JV Partner and board representation at both the Company and Lithium Nevada Ventures, which may affect other securityholders and the Company’s actions, including the determination to make a FID in respect of Phase 1 of Thacker Pass

There can be no certainty that the potential benefits of the JV Transaction will be fully realized. In addition, in connection with the JV Transaction, GM received a set of investor rights, based upon certain ownership thresholds and production commitments with the Company, which may affect the rights and entitlements of other securityholders of the Company adversely and restrict certain actions of the Company, including with respect to board nomination rights, oversight, demand registration and piggy-back registration rights and participation in future equity issuances of the Company. GM also has a commercial relationship with the Company in respect of Thacker Pass and holds a 38% interest in Thacker Pass as of the date hereof.

In addition, pursuant to the terms of the JV Transaction, GM was granted the right to elect two of the five members of the JV’s board of directors (the “JV Board”). GM was also granted customary minority approval rights with respect to the business and governance of the JV. GM’s influence over the JV may impact the Company’s ability to continue its development of Thacker Pass on terms previously announced, and, as a result of GM’s membership on the JV Board, coupled with its various consent rights, GM may be able to exert significant influence over the results of Thacker Pass (whether through impacting construction, further development decisions, future planning or otherwise), including the determination to make a FID in respect of Phase 1 of Thacker Pass.

Upon conversion of the Orion Note, if issued, Orion may hold a substantial equity position in LAC’s business and may thereafter exercise influence over the Company

Pursuant to its terms, the Orion Note, if issued, is convertible into a significant number of the Company’s Common Shares. If Orion were to fully convert the Orion Note after issuance, or a significant portion thereof, it may receive an amount of the Company’s Common Shares totaling (but in no event exceeding) 19.99% of LAC’s outstanding Common Shares as of the date of the commitment of the Orion Investment. Consequently, Orion would be able to exercise a significant level of influence on the Company’s policies and operations and impact the outcome of any matters requiring shareholder approval. The interests of Orion with respect to matters potentially or actually involving or affecting the Company and its other shareholders, such as future acquisitions, financings and other corporate opportunities, may deviate from or conflict with the interests of the Company’s other shareholders.

The Company’s debt agreements, including the DOE Loan and the Orion Note, if issued, contain restrictions that limit its flexibility in operating its business

The Company’s debt agreements contain, and any future indebtedness it incur may contain, various covenants that limit the manner in which the Company operates its business and its ability to engage in specified types of transactions.

These covenants limit the Company’s ability to, among other things:

•
operate business outside of the ordinary course and enter into certain material contracts;
•
incur liens and indebtedness or provide guarantees in respect of obligations of any other person;
•
make loans and other investments and certain capital expenditures;
•
freely issue equity securities for the Company’s subsidiaries;
•
engage in mergers, consolidations and asset dispositions; and
•
engage in certain affiliate transactions.

A breach of any of these covenants could result in a default under one or more of these agreements and, such a default, if not waived, could result in acceleration of the Company’s indebtedness, in which case the debt would become immediately due and payable. If this occurs, the Company may not be able to repay its debt or borrow sufficient funds to refinance it on terms acceptable to the Company, or at all, and its business, financial condition, results of operations and prospects could be materially and adversely affected. In addition, complying with these covenants may also cause the Company to take actions that are not favorable to shareholders and may make it more difficult for it to successfully execute its business strategy and compete against companies who are not subject to such restrictions.

The Company’s share price may fluctuate due to factors beyond its control and may not reflect its operating performance, with no guarantee of a liquid market for reselling shares

The market price of the Company’s securities may in the future be subject to significant fluctuations as a result of many factors, some of which are beyond the Company's control. Among the factors that could affect the Company's stock price are: quarterly variations in the Company’s results of operations; changes in market valuations of similar companies and stock market price and volume fluctuations generally; changes in earnings estimates or the publication of research reports by analysts; speculation in the press or investment community about the Company's business or the mining industry generally; strategic actions by the Company or its competitors such as acquisitions or restructurings; a thin trading market for the Common Shares may develop, which could make the market somewhat illiquid; regulatory developments; additions or departures of key personnel; the selling price of lithium; general market conditions; and domestic and international economic, market and currency factors unrelated to the Company’s performance.

The stock markets have experienced extreme volatility that has sometimes been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of the Common Shares.

Additionally, there is no guarantee of a continuing public market to resell the Common Shares. The Company cannot assure investors that an active and liquid public market for the Common Shares will develop or continue.

Future financings may dilute current shareholders’ interests by issuing more shares or equity securities, reducing ownership percentages and potentially lowering share prices

The Company may issue additional Common Shares or other equity securities of equal or senior rank in the future in connection with, among other things, future exploration, development and acquisition plans, repayment of outstanding indebtedness or issuances and exercises under the Company’s equity incentive plan, without shareholder approval, in a number of circumstances.

Issuance of additional Common Shares or other equity securities of equal or senior rank would have the following effects: existing shareholders' proportionate ownership interest in the Company will decrease; the amount of cash available for dividends payable on the Common Shares may decrease or be nil; the relative voting strength of each previously outstanding Common Share may be diminished; and the market price of the Common Shares may decline.

The Company may need to raise additional financing in the future, and such financing may be raised through the issuance of Common Shares, preferred shares, other equity securities or convertible debt securities, or by way of project level investments, offtake or royalty arrangements, debt instruments or other financing vehicles. If the Company raises additional funding through any of these means, such financings may substantially dilute the interests of shareholders of the Company and reduce the value of their investment and the value of the Company’s securities.

Additionally, if issued, the full conversion of the Orion Note, or a significant portion thereof, would substantially dilute the ownership interests of the Company’s existing shareholders. In connection with the Orion Investment, the Company also agree to enter into a registration rights agreement with Orion pursuant to which the Company will agree, among other things, to register for resale any shares issued upon conversion of the Orion Note. Any sales of such shares in the public market could negatively impact the prevailing market price of the Company’s Common Shares.

Financing through capital markets could dilute shareholders’ interests and impose restrictions

The Company has significant capital requirements associated with the development of Thacker Pass.

The Company may need to access the capital markets to obtain long-term and short-term financing. The Company may pursue additional equity or debt financing, which could have a dilutive effect on existing security holders if shares, options, warrants or other convertible securities are issued, or result in additional or more onerous restrictions on the Company's business, and substantial interest and capital payments if new debt financing is obtained. Under certain circumstances, the Company may issue its Common Shares to GM in connection with the JV, which could also have a dilutive effect on the Company’s share of Thacker Pass.

The ability of the Company to arrange additional financing for Thacker Pass in the future will depend, in part, on prevailing capital market conditions as well as the business performance of the Company. Failure to obtain additional financing on a timely basis may cause the Company to postpone, abandon, reduce or terminate its operations, could have a dilutive effect on the Company’s ownership interest in Thacker Pass, and could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

As of December 31, 2024, the Company had no long-term debt. Subject to the restrictions in the instruments governing the Company’s outstanding indebtedness, it may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing the Company’s outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.

The Company’s current and future level of indebtedness could affect its operations in several ways, including the following: require the Company to dedicate a substantial portion of its cash flow from operations to service existing debt, thereby reducing the cash available to finance operations and other business activities; limit management’s discretion in operating the business and flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates; increase the Company’s vulnerability to downturns and adverse developments in business and the economy generally; limit the Company’s ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other expenses or to refinance existing indebtedness; place restrictions on the Company’s ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations; make the Company vulnerable to increases in interest rates as the rates applicable to outstanding indebtedness may vary with prevailing interest rates; place the Company at a competitive disadvantage relative to its competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and make it more difficult for the Company to satisfy its obligations under its debt and increase the risk that it may default on its debt obligations.

The Company cannot generate earnings or pay dividends while Thacker Pass is in development, posing a risk to investors who may not see returns for the foreseeable future

No dividends on common shares were paid by Old LAC since incorporation to the date of the Separation, or by the Company after the Separation. The Company currently has no ability to generate earnings as Thacker Pass is in the development stage. If the development of Thacker Pass is successfully completed, the Company anticipates that it will retain its earnings and other cash resources for repayment of debt, future operations and the ongoing development of its business. As such, the Company does not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of the Company's board of directors (the “Board”), which will consider many factors including the Company's operating results, financial condition and anticipated cash needs. For these reasons, the Company may never pay dividends. In addition, the Company’s ability to pay dividends is, and may be in the future, limited by covenants contained in the DOE Loan and the JV Transaction documents, and if issued, the Orion Note, as well as other indebtedness it or its subsidiaries may incur in the future. Therefore, any return on investment in the Company’s Common Shares is solely dependent upon the appreciation of the price of its Common Shares on the open market, which may not occur.

Challenges in securing intellectual property protection could leave the Company vulnerable to competition, potentially diminishing the commercial potential of its proprietary technologies

The Company’s success relies in part on its ability to secure and maintain intellectual property protection for proprietary extraction processes. The Company strives to protect its intellectual property rights by taking steps to keep trade secrets and other material proprietary information confidential and, when appropriate, filing patent applications in key jurisdictions, including the U.S. The process of obtaining patents is expensive, time-consuming and uncertain. The Company may fail to identify patentable aspects of its innovations, or fail to do so in a timely manner, potentially missing opportunities to secure meaningful protection. Certain protections that the Company takes to secure its material proprietary information, such as contractual commitments, may not be adequate. Additionally, high costs, delays or changes in patent laws could limit the scope of protection, leaving the Company more vulnerable to competition and diminishing the commercial potential of its proprietary technologies.

The Company also licenses technology from third parties and has limited control over the protection and enforcement of such technology, including the preparation, filing, and enforcement of any associated patents. Furthermore, patent filings or enforcement actions in other jurisdictions could affect the validity or scope of the Company’s intellectual property rights in primary markets, weakening its competitive position. Patent laws vary significantly across jurisdictions and international protections may differ from than those available in the U.S.

There is no assurance that the Company has adequately protected or will be able to adequately protect its valuable intellectual property rights, or will at all times have access to all intellectual property rights that are required to conduct its business or pursue its strategies, or that the Company will be able to adequately protect itself against any intellectual property infringement claims. If the Company fails to prosecute or defend any such claims, in addition to monetary damages, it may lose valuable intellectual property rights or valuable personnel. There is also a risk that the Company's competitors could independently develop similar technology, processes or know-how; that the Company's trade secrets could be revealed to third parties; that any current or future patents, pending or granted, will not be broad enough to protect the Company's intellectual property rights; or, that foreign intellectual property laws will not adequately protect such rights. Any actual or perceived failure to adequately secure or protect the Company's intellectual property, litigation regardless of outcome, or regulatory challenges, could result in damage to the Company’s financial condition, operation, prospects or reputation, all of which could have a material adverse effect on the Company's business.

The Company’s growth and operations rely heavily on retaining and attracting key personnel in a competitive market, and failure to do so could affect its business

The Company highly values the contributions of its key personnel. The future success of the Company will continue to depend largely upon the performance of key officers, employees and consultants who have advanced the Company’s business to its current stage of development and contributed to its potential for future growth. The market for qualified talent has become increasingly competitive, with shortages of qualified talent relative to the number of available opportunities being experienced in all markets where the Company conducts its operations. At the operational level, full execution of construction and operating plans could be impacted by labor shortages in the Humboldt County area or the inability to attract and train personnel to the area. The ability to remain competitive by offering higher compensation packages and programs for growth and development of personnel, with a view to retaining existing talent and attracting new talent, has become increasingly important to the Company and its operations in the current climate. Any prolonged inability to retain key individuals, or to attract and retain new talent as the Company grows, could have a material adverse effect upon the Company's business, financial condition, results of operations and prospects.

Additionally, the Company has not purchased any "key-man" insurance for any of its directors, officers or key employees and currently has no plans to do so.

Relying on consultants for mineral exploration expertise carries the risk of delays or increased costs if their work is found to be incorrect or inadequate

The Company has relied on, and may continue to rely on, consultants and others for mineral exploration and exploitation expertise. The Company believes that those consultants are competent and that they have carried out their work in accordance with internationally recognized industry standards. However, if the work conducted by those consultants is ultimately found to be incorrect or inadequate in any material respect, the Company may experience delays or increased costs in developing its properties, either of which could adversely affect its business, financial condition or results of operations.

Compliance with regulatory requirements and potential litigation resulting therefrom could be costly, time-consuming and have a significant adverse impact on business and financial condition

The Company may be subject to a variety of regulatory requirements, and resulting investigations, claims, lawsuits and other proceedings in the ordinary course of its business, as a result of its status as a publicly traded company and because of its mining exploration and development business. Litigation related to environmental and climate change-related matters, and environmental, social and governance disclosure is also on the rise. The occurrence and outcome of any legal proceedings cannot be predicted with any reasonable degree of certainty due to the inherently uncertain nature of litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. Defense and settlement costs of legal claims can be substantial, even with respect to claims that are determined to have little or no merit.

Litigation may be costly and time-consuming, and can divert the attention of management and key personnel away from day-to-day business operations. The Company and its projects are, from time-to-time, subject to legal proceedings or the threat of legal proceedings. If the Company were to be unsuccessful in defending any material claims against it, or unable to settle such claims on a satisfactory basis, the Company may be faced with significant monetary damages, injunctive relief or other negative impacts that could have a material adverse effect on the Company's business and financial condition. To the extent the Company is involved in any active litigation, the outcome of such matters may not be determinable, and it may not be possible to accurately predict the outcome or quantum of any such proceedings at a given time.

Increased reliance on digital technologies and new information systems to support the growing business could increase costs and cybersecurity related threats

The Company is increasingly reliant on uninterrupted access to and use of digital technologies, including information systems, infrastructure and cloud applications and services, to conduct business operations. These technologies enable the Company to process and record financial and operational data, communicate with business partners and carry out other business activities. The Company’s operations also depend on the information systems and infrastructure of third-party vendors, contractors and partners, some of which are outside the Company’s direct control. These dependencies can create risks, such as system failures, security breaches and external attacks.

Threats to information technology (“IT”) systems associated with cybersecurity risks and cyber incidents or attacks continue to grow and evolve in terms of severity and sophistication, particularly as a result of remote work. These threats include malicious software, phishing, credential theft, surveillance, social engineering, ransomware and other electronic security breaches, any of which could compromise the Company’s business, financial and operational systems. A cybersecurity attack has the potential to compromise the business, financial and other systems of the Company, and could go unnoticed for some time. Risks associated with cybersecurity threats include, among other things, loss or improper disclosure of intellectual property, disruption of business operations and safety procedures, loss or damage to worksite data delivery systems, privacy and confidentiality breaches, and increased costs and time to prevent, respond to or mitigate cybersecurity incidents. While the Company maintains cyber insurance to help mitigate financial risks associated with cyber incidents, these policies have limitations and may not cover all potential losses, such as reputational damage or regulatory fines. As a result, the Company’s cyber insurance may not fully protect it against all risks stemming from cyber incidents, which could materially impact its business, financial condition, operations and cash flows.

Additionally, while the Company implements commercially reasonable security controls, such as detection systems, regular assessments, employee training and an incident response plan, these measures cannot guarantee protection against cybersecurity threats. As threats become more sophisticated, the risk of breaches or disruptions remains, and the Company may need to invest additional resources to enhance its defenses or address vulnerabilities. Although the Company has not experienced significant losses from cybersecurity incidents to date, no security system offers complete protection. A cybersecurity incident could have a material adverse impact on the Company’s business, resulting in prolonged operational disruptions, reputational damage, legal liabilities, regulatory scrutiny and potential penalties for non-compliance with evolving data privacy and cybersecurity regulations. The growing complexity of regulatory frameworks for data protection further compounds these risks, as compliance demands significant financial and operational resources. Failure to adhere to these requirements, whether real or perceived, could lead to significant legal, financial and reputational consequences for the Company.

The Company anticipates that the transition from an exploration company to a development company and then to an expected operating company will require upgraded and new information systems to support the higher volume of transactions and increased complexity, volume and frequency of reporting requirements. There are risks associated with implementation of new or upgraded software including amount other things, delays in or failure to achieve delivery of project deliverables, inability to secure consultants and employees with the necessary expertise or experience, disruption of business operations, loss or compromise of the Company’s data including financial data, and increased costs to mitigate or resolve delays or issues in execution of implementation plans. Implementation of new and upgraded systems and software may require substantial investment to evaluate and hire third-party expert consultants, as well as significant attention from management across various functional areas to integrate consultants into the team. Substantial delays or failure to execute system implementations as planned could have a material adverse impact on the ability of the Company to generate timely and accurate financial and operating reports and results, disrupt critical business processes, hinder decision-making, impair regulatory compliance, expose the Company to cybersecurity vulnerabilities and result in reputational damage or lost business opportunities.

Incorporation in a jurisdiction outside the U.S. may make it difficult or impossible for U.S. investors to serve process for civil liabilities in the U.S.

The Company is incorporated in a jurisdiction outside the U.S. In addition, certain of the directors and officers are non-residents of the U.S., and all or a substantial portion of the assets of these non-residents will be located outside the U.S. As a result, it may be difficult or impossible for U.S. investors to serve process within the U.S. upon the Company or certain directors and officers or to enforce a judgment against the Company for civil liabilities in U.S. courts. In addition, investors should not assume that courts in the country in which the Company is incorporated (1) would enforce judgments of U.S. courts obtained in actions against the Company based upon the civil liability provisions of applicable U.S. federal and state securities laws or (2) would enforce, in original actions, liabilities against the Company based on those laws.

Loss of FPI status requires increased regulatory reporting requirements and associated costs

As an FPI, as such term is defined under the Exchange Act, the Company was exempt from certain of the provisions of U.S. federal securities laws until January 1, 2025. Unlike in prior years, the Company determined that, as of June 30, 2024, the Company no longer qualified as a “foreign private issuer” under the rules and regulations of the SEC and, as of January 1, 2025, the Company has generally become subject to additional regulatory and reporting requirements as a domestic filer in the United States. Compliance with these additional regulatory and reporting requirements under U.S. securities laws will likely result in increased expenses. Further, to the extent that the Company were to offer or sell securities outside of the United States, the Company would have to comply with the more restrictive Regulation S requirements that apply to U.S. domestic companies, and the Company will not be able to utilize FPI registration forms for registered offerings by Canadian companies in the United States, which could increase the costs of accessing capital markets. In addition, the Company may lose the ability to rely upon exemptions from NYSE corporate governance requirements that are available to FPIs, which may further increase the Company’s costs of compliance.

Certain other implications associated with loss of FPI status include that fact that, as an FPI, the Company was not required to file annual, quarterly and current reports and financial statements with the SEC as frequently or as promptly as U.S. companies registered under the Exchange Act. As a domestic U.S. filer, the Company is required, as of January 1, 2025, to file quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. The Company is currently classified as a Smaller Reporting Company and an Emerging Growth Company, which impacts the content and timing of applicable public reporting. In addition, the Company is now required to prepare financial statements in accordance with US GAAP rather than IFRS. Further, beginning January 1, 2025, the Company’s “insiders” were and continue to be subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. The Company is also no longer exempt from the requirements of Regulation FD promulgated by the SEC under the Exchange Act.

As stated above, the regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs previously incurred as an FPI. As a result, the Company expects that the loss of FPI status will increase legal and financial compliance costs, at least in the transition period. In addition, the Company will need to develop reporting and compliance infrastructure and may face challenges in complying with the new requirements.

If certain Canadian Tax requirements are not met, the Company and Lithium Argentina could be subject to substantial tax liabilities resulting from the Separation.

In connection with the Arrangement, Old LAC applied for and received certain advance income tax rulings in Canada and the United States (together, the "Tax Rulings"). The Canadian Tax Ruling requested from Canadian tax authorities and received on July 12, 2023 requires, among other things, that the transfer of LAC North America comply with all requirements of the public company "butterfly" rules in section 55 of the Income Tax Act (Canada) (the "Tax Act"). Although the Arrangement was structured to comply with these rules, there are certain requirements of these rules that depend on events occurring after the Arrangement was completed or that may not be within the control of the Company and/or Lithium Argentina. For example, under section 55 of the Tax Act, the Company and/or Lithium Argentina will recognize a taxable gain on the transfer by Old LAC of LAC North America if: (i) a "specified shareholder" of the Company or of Lithium Argentina disposes of Company or Lithium Argentina shares (or property that derives 10% or more of its fair market value from such shares or property substituted therefor) to an unrelated person or partnership as part of the series of transactions which includes the transfer by Old LAC of LAC North America, (ii) there is an acquisition of control of the Company or Lithium Argentina that is part of the series of transactions that includes the transfer by Old LAC of LAC North America, (iii) a person unrelated to the Company acquires (generally otherwise than as a result of a disposition in the ordinary course of operations of the Company), as part of the series of transactions that includes the transfer by Old LAC of LAC North America, property acquired by the Company on the Separation that has a fair market value greater than 10% of the fair market value of all property received by the Company on the Separation, (iv) a person unrelated to Lithium Argentina acquires (generally otherwise than as a result of a disposition in the ordinary course of operations of Lithium Argentina), as part of the series of transactions that includes the transfer by Old LAC of LAC North America, property retained by Lithium Argentina on the Separation that has a fair market value greater than 10% of the fair market value of all property retained by Lithium Argentina on the Separation, or (v) certain persons acquire shares of Lithium Argentina (other than in specified permitted transactions) in contemplation of, and as part of the series of transactions that includes, the transfer by Old LAC of LAC North America. If these requirements are not met, the Company and/or Lithium Argentina would recognize a taxable gain in respect of the transfer by Old LAC of LAC North America to the Company as part of the Separation. If incurred, these tax liabilities could be substantial and could have a material adverse effect on the financial position of the Company and/or Lithium Argentina. Under the terms of the Tax Indemnity and Cooperation Agreement (as defined below), the Company and Lithium Argentina would generally be required to indemnify the other party for any such tax if it is the result of the indemnifying party (or its affiliates) breaching its covenant not to take any action, omit to take any action or enter into a transaction that could cause the Arrangement or any related transaction to be treated in a manner inconsistent with the Canadian Tax Ruling.

Shareholders may face significant tax liabilities, impacting the intended tax-free status of the Common Shares received pursuant to the Arrangement.

In connection with the Arrangement, Old LAC received a U.S. Tax Ruling from the IRS on July 13, 2023 substantially to the effect that the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement will be tax-free for U.S. federal income tax purposes under Section 355(a) of the Code. The U.S. Tax Ruling relies on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Lithium Argentina and the Company (including those relating to the past and future conduct of Lithium Argentina and the Company). Notwithstanding the receipt of the U.S. Tax Ruling, the IRS could determine on audit that receipt of Common Shares by the Company’s shareholders was treated as a taxable transaction if the IRS determines that any of the facts, assumptions, representations, statements or undertakings upon which the U.S. Tax Ruling was based are inaccurate or have been violated. If the IRS were successful in taking this position, the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement may be treated as a taxable dividend from the Company or capital gain with respect to such shareholders' ownership of Common Shares for U.S. federal income tax purposes, in which case U.S. Shareholders may be subject to significant U.S. federal income tax liabilities. In addition, certain events that may or may not be within the control of the Company could cause the Arrangement to subsequently fail to qualify as generally tax-free for U.S. federal income tax purposes under Section 355 of the Code, resulting in the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement being taxable to U.S. Shareholders as described immediately above. Accordingly, the Company cannot provide assurance that the intended U.S. tax treatment will be achieved or that U.S. Shareholders will not incur substantial U.S. federal income tax liabilities from the receipt of Common Shares pursuant to the Arrangement.

The Company faces restrictions for three years to maintain tax-free status for shareholders, limiting its ability to pursue certain strategic transactions

As described above, pursuant to the U.S. Tax Ruling received from the IRS, it has been expected that the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement would be tax-free for U.S. federal income tax purposes under Section 355(a) of the Code. To preserve the intended U.S. federal income tax treatment of the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement, Lithium Argentina and the Company agreed in the Tax Indemnity and Cooperation Agreement to be restricted, except in specific circumstances, from taking or failing to take certain actions that could cause the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement to be taxed in a manner that is inconsistent with the manner provided for in the U.S. Tax Ruling. These restrictions may limit the ability of the Company to pursue certain strategic transactions or other transactions that it believes to be in the best interests of its shareholders or that might increase the value of its business for three years following the completion of the Arrangement.

Changes in U.S. and Canadian tax laws could increase the Company’s tax liabilities

The Company is subject to various complex and evolving U.S. and Canadian federal, state, local and provincial tax laws and other non-U.S. and non-Canadian tax laws. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities (including the imposition of new or increased taxes) could adversely affect the Company’s operating results and cash flows. U.S. and Canadian federal, state, local and provincial tax laws and other non-U.S. and non-Canadian tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to the Company, in each case, possibly with retroactive effect. Any significant variance in the Company’s interpretation of current tax laws or a successful challenge of one or more of the Company’s tax positions by the IRS, Canada Revenue Agency (“CRA”) or other tax authorities could increase the Company’s future tax liabilities and adversely affect the Company's business, financial condition, results of operations and prospects.

In addition, the Organisation for Economic Co-operation and Development, together with the G20 countries, has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing revenue by realigning taxation with economic activities and value creation by creating a single set of consensus-based international tax rules dealing with various matters, such as the definition of permanent establishment and the taxation of hybrid instruments. As part of the BEPS project, a multilateral instrument (“MLI”) intended to allow participating jurisdictions to swiftly modify their bilateral tax treaties to facilitate various BEPS initiatives has been ratified by a significant number of countries, including Canada. Also consistent with adoption of BEPS, Canada has enacted legislation (i) implementing excessive interest and financing expense limitation (“EIFEL”) rules, which limit interest and financing expenses deductions in certain circumstances, (ii) addressing hybrid mismatch arrangements and (iii) implementing the Global Minimum Tax Act (the “GMTA”), which imposes a 15% global minimum tax on large multinational enterprise groups with global consolidated revenues over €750 million. If the Company is subject to the GMTA, the Company would be liable to pay a top-up tax when the effective tax rate in a jurisdiction is below the 15% minimum rate. The BEPS project (including the foregoing initiatives) and the MLI could have a material adverse impact on the taxation of the Company’s operating results and cash flows and could also give rise to additional reporting and disclosure obligations.

Any indemnification claims may have a material adverse effect upon the Company

Pursuant to the Tax Indemnity and Cooperation Agreement, Lithium Argentina and the Company agreed to a number of representations, warranties and covenants, including agreeing to indemnify and hold harmless the other party against any loss suffered or incurred resulting from, or in connection with, a breach of certain tax-related covenants. Any indemnification claim against the Company could be substantial, may not be able to be satisfied and may have a material adverse effect upon the Company.

If classified as a PFIC, U.S. shareholders may face greater tax liabilities, interest charges and additional reporting obligations, impacting the overall tax situation

If the Company is classified as a "passive foreign investment company" ("PFIC") within the meaning of Section 1297 of the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes, a U.S. shareholder who owns common shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes deemed deferred and additional U.S. tax reporting obligations. In general, a non-U.S. corporation will be a PFIC during a taxable year if, after applying certain look-through rules, either (i) 75% or more of its gross income constitutes passive income or (ii) 50% or more of its assets produce, or are held for the production of, passive income. Passive income generally includes interest, dividends, and other investment income.

The Company may determine that is is a PFIC for the 2024 taxation year. The determination of whether the Company is a PFIC is a factual determination that depends upon the composition of its income, assets and operations and the fair market value of such assets over the course of each taxable year and, accordingly, can only be made as of the close of each taxable year. The PFIC determination also depends, in part, upon the application of complex U.S. federal income tax rules that are subject to varying or differing interpretations. Thus, there can be no assurance that the Company will not be classified as a PFIC for any taxable year, or that the United States Internal Revenue Service (the "IRS") or a court will agree with the Company's determination as to its PFIC status.

Under the PFIC rules, unless a U.S. shareholder makes certain U.S. federal income tax elections (which elections could have adverse consequences), such U.S. shareholders would be liable to pay U.S. federal income tax at the then-prevailing income tax rates on ordinary income plus interest on excess distributions and on any gain from the disposition of the Company’s common shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period for the Company’s common shares. Certain elections (such as a qualifying election fund (“QEF”) election or “mark-to-market” election) may be available that would result in alternative treatments of the Common Shares. The U.S. federal income tax treatment of the Common Shares that a U.S. shareholder received pursuant to the Arrangement is not entirely clear for purposes of the PFIC rules. Because U.S. shareholders can be treated as holding stock of a PFIC in periods prior to the Arrangement, U.S. shareholders may not be able to make a timely pedigreed QEF election with respect to Common Shares received pursuant to the Arrangement and may be subject to the adverse U.S. tax treatment described above.

Current and prospective investors who are U.S. shareholders are urged to consult their own tax advisors regarding the application of the PFIC rules, including the related reporting requirements and the advisability of making any available election under the PFIC rules, with respect to their ownership and disposition of Common Shares, including any Common Shares received pursuant to the Arrangement.

Item 1B: Unresolved Staff Comments

None.

Item 1C: Cybersecurity

Cybersecurity Risk Management and Strategy

The Company operates in an increasingly interconnected digital environment and recognizes the critical need to assess, identify and manage material risks associated with cybersecurity threats. As part of the Company’s business operations, it may collect and store sensitive information, including proprietary and confidential business data, intellectual property, third-party information, employee details and other personal information. To manage this information, as well as key business processes such as inventory management, payment processing, cash collection, human capital management, financial operations and other essential procedures, the Company relies on both its internal information systems and third-party systems. The effective management of the Company’s business depends on the reliability, security and capacity of these systems.

To mitigate these risks, the Company has developed and implemented a cybersecurity risk management program (“Cybersecurity Program”) intended to protect the confidentiality, integrity and availability of the Company’s critical systems and information, based on the Center for Internet Security ("CIS") Critical Security Controls ("CSC") v8.0 and the CIS Risk Assessment Method v2.1. The Company uses the CIS CSC v8.0 as a guide to help identify, assess, and manage cybersecurity risks relevant to its business. The Cybersecurity Program is aligned to the Company’s business strategy and shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational and financial risk.

Key elements of the Company's cybersecurity risk management program include:

•
annual risk assessments designed to help identify material cybersecurity risks to the Company's critical systems, information, products, services and broader enterprise IT environment;
•
designation of resources responsible for managing the Company's cybersecurity risk assessment processes, security controls, and response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of security controls;
•
monthly training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls; and
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

Since the Separation, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect its business strategy, results of operations or financial condition. However, the Company recognizes that cybersecurity threats are constantly evolving, and the potential for future cybersecurity incidents persists. The Company’s IT Security Department is dedicated to monitoring and assessing these risks to ensure the security and continuity of operations. Despite the implementation of robust cybersecurity programs, no security measures can entirely eliminate the risk of a significant cyberattack. A successful breach of the Company’s IT systems could have substantial consequences for its business. While the Company allocates considerable resources to safeguard its systems and information, these efforts cannot guarantee complete protection. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, refer to Part I - Item 1A: Risks Related to the Company’s Business and Securities - Increased reliance on digital technologies and new information systems to support the growing business could increase costs and cybersecurity related threats.

Cybersecurity Governance

The Company’s Audit and Risk (“A&R”) Committee of the Board has specific responsibility for overseeing cybersecurity threats, among other things. The Company's Chief Financial Officer (“CFO”) provides the A&R Committee periodic reports on the Company’s cybersecurity risks and any material cybersecurity incidents, and the Board also receives quarterly cybersecurity reports.

The Company’s Senior Technology Specialist, who has over 25 years of IT work experience across a range of sectors, has primary responsibility for overall cybersecurity risk management program and supervises both internal IT personnel and retained external cybersecurity consultants. The Senior Technology Specialist reports to the Company’s Senior Vice President, Finance and Administration (who reports to the CFO). The IT department also monitors the prevention, detection, mitigation and remediation of cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged, and alerts and reports produced by security tools deployed in the IT environment.

Item 2: Properties

The information on the Company’s primary asset, Thacker Pass, contained in this Form 10-K Item 2: Properties section has been derived from the Reports, is subject to certain assumptions, qualifications and procedures described in the Reports, some of which are not fully described herein, and is qualified in its entirety by the full text of the Reports.

Reference should be made to the full text of the Reports, effective December 31, 2024, incorporate by reference in Exhibit 96.1. The Thacker Pass S-K 1300 Report is also available for viewing on the Company’s profile on EDGAR at www.sec.gov. The Thacker Pass TR is also available for viewing on the Company’s profile on SEDAR+ at www.sedarplus.ca. All capitalized terms used in the disclosure below that are not otherwise defined shall have the meanings ascribed thereto in the Reports, as applicable.

The following description is taken from the Reports, and also includes certain information updated from the time of the filing of the Reports in accordance with the requirements of S-K 1300. For developments subsequent to

December 31, 2024, refer to Part I – Item 1: Business – Organizational History and Recent Developments in this Form 10-K.

Thacker Pass Summary

Thacker Pass is currently in the development stage undergoing earthworks to prepare for construction of the processing plants. For an overview and update on construction progress, refer to Part I – Item 1: Business – Thacker Pass Overview in this Form 10-K. As of year-end 2024, approximately 719.3 acres have been disturbed at Thacker Pass in connection with the initial construction activities. Among other things, the plant site has been largely cleared, graded and prepared for development of the lithium processing facility and sulfuric acid plant.

Thacker Pass is owned by a JV between LAC, which has a 62% ownership, and GM, which has a 38% ownership. For more information on the JV, refer to Part I – Item 1: Business – Organizational History and Recent Developments in this Form 10-K.

Refer to Item 1A: Risk Factors for risks related to Thacker Pass.

Technical Report

The primary purpose of the Reports was to provide an update of the Mineral Resource and Mineral Reserve estimates to incorporate data from 97 drills completed in 2023. The updated Mineral Reserve supported an expansion plan across five phases for total designed nominal capacity rate of approximately 160,000 t/y of lithium carbonate over an 85 year mine life. The Reports also included estimated capital costs, operating costs, reclamation and closure costs, royalties, taxes and economic analysis, as well as current status of the permits.

Property Description and Location

Thacker Pass is located in Humboldt County in northern Nevada, approximately 100 km north-northwest of Winnemucca, approximately 33 km west-northwest of Orovada, Nevada, and 33 km due south of the Oregon border. It is situated within Township 44 North (T44N), Range 34 East (R34E), and within portions of Sections 1 and 12; T44N, R35E within portions of Sections 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, and 17; and T44N, R36E, within portions of Sections 7, 8, 14, 15, 16, 17, 18, 19, 20, 21, 22, 23, and 29. The Project area is located on the United States Geological Survey (USGS) Thacker Pass 7.5-minute quadrangle at an approximate elevation of 1,500 m. Entrance to the Project can be found at 41o 41’ 40.6” N 118o 02’ 4.3” W.

The Thacker Pass area encompasses approximately 7,900 ha and lies within and is surrounded by public lands administered by the BLM. The Thacker Pass mineral claims include the anticipated lithium claystone mining at the Thacker Pass deposit along with certain ancillary surface rights; the claims encompass an area previously referred to as the Stage I area of the Kings Valley Lithium Project. The surrounding area is sparsely populated and used primarily for ranching and farming.

Access to Thacker Pass is via the paved US Highway 95 and paved State Route 293; travel north on US-95 from Winnemucca, Nevada, for approximately 70 km to Orovada, Nevada and then travel west-northwest on State Route 293 for 33 km toward Thacker Pass to the Thacker Pass site entrance. Driving time is approximately one hour from Winnemucca, and 3.5 hours from Reno. On-site access is via several gravel and dirt roads established during the exploration and Phase 1 early works phase. The closest international airport is located in Reno, Nevada, approximately 370 km southwest of Thacker Pass. The nearest railroad access is in Winnemucca, Nevada.

As at December 31, 2024, the net book value for the Thacker Pass property was $379.0 million.

118°20'W
118°10'W
118°0'W
117°50'W
42°0'N
41°50'N
41°40'N
41°30'N
Oregon
Nevada
N
Montana Mountains
Kings River Valley
Quinn River Valley
Bilk Creek Mountains
Double H Mountains
SR-293
Orovada
US HWY 95
SR-140
World Hillshade Source
Sources: Esri, Airbus DS, USGS, NGA, NASA, CGIAR, N Robinson, NCEAS, NLS, OS, NMA, Geodatastyrelsen, Rijkswaterstaat, GSA, Geoland, FEMA, Intermap and the GIS user community
Legend
Plan of Operations
LAC Mineral and Surface Rights
Surface Water Feature (USGS)
US State
Nevada DOT Roads
Major Road
Minor Road
0 1.5 3 6 9 12 Kilometers
1:250,000
Date: Feb. 21, 2024
Data is projected in: NAD 1983 UTM Zone 11 N, Meters
Grid is shown in: Latitude and Longitude
SAWTOOTH MINING, LLC

Mineral Tenure

Thacker Pass is comprised of 2,694 unpatented mining claims and 30 mill site claims (together, the “Thacker Mining Claims”) owned or controlled by LN. LAC also owns 64.75 ha of private property in the Thacker Pass project area. LN is the record owner of the Thacker Mining Claims and LAC’s unpatented mineral claims in the Montana Mountains.

Unpatented mining claims provide the holder with the rights to all locatable minerals on the relevant property, including lithium. The rights include the ability to use the claims for prospecting, mining or processing operations, and uses reasonably incident thereto, along with the right to use so much of the surface as may be necessary for such purposes or for access to adjacent land. This interest in the Thacker Mining Claims remains subject to the paramount title of the U.S. federal government. The holder of an unpatented mining claim maintains a perpetual entitlement to the claim, provided it meets the obligations for maintenance thereof as required by the Mining Act of the United States of America (the “Mining Act”) and associated regulations. The holder of unpatented mining claims maintains the right to extract and sell locatable minerals, which includes lithium, subject to regulatory approvals required under Federal, State and local law. In Nevada, such approvals and permits include approval of a plan of operations by the BLM and environmental approvals.

At this time, the principal obligation imposed on LN in connection with holding the Thacker Mining Claims is to pay an annual maintenance fee, which represents payment in lieu of the assessment work required under the Mining Act, along with associated administrative filings. All obligations for the Thacker Mining Claims in Nevada, including annual fees for 2024-25 to the BLM and Humboldt County, have been fulfilled.

Royalties

Certain of the Thacker Mining Claims are subject to a 20% royalty payable to Cameco Global Exploration II Ltd. solely in respect of uranium (the “Uranium Royalty”). In addition to the Uranium Royalty, Thacker Pass is subject to a royalty on net revenue produced directly from ore, subject to a buy-down right. This royalty was granted to MF2, LLC (“MF2”), a subsidiary of Orion Mine Fine Finance (Master) Fund I LP (f/k/a RK Mine Finance (Master) Fund II L.P.) in 2013. MF2 subsequently transferred 60% of the royalty to Alnitak Holdings, LLC (together with MF2, the “Royalty Holders”). This royalty has been included in the economic model on the assumption that the Thacker Pass owner will exercise its buy-down right to reduce the royalty from 8.0% to 1.75% by making an upfront payment of $22 million in or prior to the first year of operations. Under the current lithium carbonate pricing assumption the ongoing annual royalty payments will average $422/t lithium carbonate sold over the 85-year LOM (base case).

Permitting and Reclamation Obligations

In 2021, BLM approved a reclamation cost estimate for the Thacker Pass plan of operations of $47.6 million. Financial assurance in the amount of $13.7 million for the initial work plan was placed with the agency in February 2023 prior to initiating construction with the remaining amount to be placed as construction activities progress. The NDEP-BMRR approved the PoO with the issuance of draft Reclamation Permit 0415. On February 25, 2022, the NDEP-BMRR and then issued the final Reclamation Permit 0415. On June 25, 2024, the BLM approved a modification to the PoO, which included an updated facility layout and the addition of the countercurrent decantation circuits. A modified Reclamation Permit was issued by NDEP-BMRR in Q4 2024. The BLM will require the placement of a financial guarantee (reclamation bond) to ensure that all disturbances from the mine and process site are reclaimed once mining concludes.

Thacker Pass is located on public lands administered by the U.S. Department of the Interior, BLM. Construction of Thacker Pass requires permits and approvals from various Federal, State, and local government agencies. All major federal, state and local permits and authorizations for Phase 1 have been achieved and there are no identified issues that would prevent LAC from achieving all permits and authorizations for Phase 1 and 2 of Thacker Pass. Additional analysis would be needed to determine any potential Federal, State or local regulatory or permitting issues for future phases of Thacker Pass.

From 2008 to 2023, the Company performed extensive exploration activities at the Thacker Pass site under existing approved agency permits. The Company has all necessary federal and state permits and approvals to conduct mineral exploration activities within active target areas of the Thacker Pass site.

The Company is approved by the BLM and the NDEP-BMRR to conduct mineral exploration and construction activities at Thacker Pass in accordance with Permit No. N98582.

There are no identified issues that would prevent the Company from achieving all permits and authorizations required to construct and operate Phase 1 and Phase 2 of Thacker Pass, or that may affect access, title or the right or ability to perform work on the property.

In 2024, there were no material environmental-related matters (e.g. spills, contaminations, etc.) at Thacker Pass.

History

In 1975, Chevron USA (“Chevron”) began an exploration program for uranium in the sediments located throughout the McDermitt Caldera (“McDermitt Caldera”), a 40km x 30km geological formation straddling the Oregon-Nevada border, which includes Thacker Pass. Early in Chevron’s program, the USGS (who had been investigating lithium sources) alerted Chevron to the presence of anomalous concentrations of lithium associated with the caldera. Though uranium remained the primary focus of exploration, Chevron added lithium to its assays in 1978 and 1979, began a clay analysis program and obtained samples for engineering work. Results supported the high lithium concentrations contained in clays. From 1980 to 1987, Chevron began a drilling program that focused on lithium targets and conducted extensive metallurgical testing of the clays to determine the viability of lithium extraction.

In 1991, Chevron sold its interest in the claims to Cyprus Gold Exploration Corporation who allowed the claims to lapse. Jim LaBret, a claim owner who received exploration data from Cypress Gold Exploration Corporattion, leased his claims in 2005 to Western Energy Development Corporation (“WEDC”).

In 2007, WEDC leased the mining claims to Western Lithium Corporation (“WLC”) for the purpose of lithium exploration and exploitation.

In 2016, WLC changed its name to Lithium Nevada Corp, a U.S. subsidiary of Lithium Americas.

In Q4 2024, LAC and GM established a joint venture for ownership of the Project. GM acquired a 38% asset-level ownership in Thacker Pass, with LAC retaining a 62% interest.

Prior owners and operators of the property did not conduct any commercial lithium production from Thacker Pass.

Geological Setting and Mineralization

Geological Setting

Thacker Pass is located within the McDermitt Volcanic Field, a volcanic complex with four large rhyolitic calderas that formed in the middle Miocene. Volcanic activity in the McDermitt Volcanic Field occurred simultaneously with voluminous outflow of the earliest stages of the approximately 16.6 million years ago (“Ma”) to 15 Ma Columbia River flood basalt lavas. This volcanic activity was associated with impingement of the Yellowstone plume head on the continental crust. Plume head expansion underneath the lithosphere resulted in crustal melting and surficial volcanism along four distinct radial swarms centered around Steens Mountain, Oregon.

The McDermitt Volcanic Field is located within the southeastern-propagating swarm of volcanism from Steens Mountain into north-central Nevada. Thacker Pass is located within the largest and southeastern most caldera of the McDermitt Volcanic Field, the McDermitt Caldera.

Mineralization

The Thacker Pass deposit sits sub-horizontally beneath a thin alluvial cover at Thacker Pass and is partially exposed at the surface. The Thacker Pass deposit is the target of a multi-phase mining development of Thacker Pass. It lies at relatively low elevations (between 1,500 m and 1,300 m) in caldera lake sediments that have been separated from the topographically higher deposits to the north due to post-caldera resurgence and Basin and Range normal faulting. Exposures of the sedimentary rocks at Thacker Pass are limited to a few drainages and isolated road cuts. Therefore, the stratigraphic sequence in the deposit is primarily derived from core drilling.

The sedimentary section, which has a maximum drilled thickness of about 160 m, consists of alternating layers of claystone and volcanic ash. Basaltic lavas occur intermittently within the sedimentary sequence.

Clay in the Thacker Pass deposit includes two distinctly different mineral types, smectite and illite, based on chemistry and X-ray diffraction (“XRD”) spectra.

Drilling

A total of 227 holes from the 2007-2010 campaigns, 135 holes from the 2017-2018 campaigns, and 94 holes from the 2023 campaign were used in the 2024 Mineral Resource estimate in the Reports.

Past and modern drilling results show lithium grade ranging from 2,000 ppm to 8,000 ppm lithium over great lateral extents among drill holes. There is a fairly continuous high-grade sub-horizontal clay horizon that exceeds 5,000 ppm lithium across the Thacker Pass area. This horizon averages 1.47 m thick with an average depth of 56 m down hole. The lithium grade for several meters above and below the high-grade horizon typically ranges from 3,000 ppm to 5,000 ppm lithium. The bottom of the deposit is well defined by a hydrothermally altered oxidized ash and sediments that contain less than 500 ppm lithium, and often sub-100 ppm lithium (HPZ). All drill holes, except six, are vertical which represent the down hole lithium grades as true-thickness and allows for accurate resource estimation.

Quality Control Measures and Data Verification Procedures

In 2010-2011, for every 34 half core samples, the Company randomly inserted two standard samples (3,000 ppm grade and 4,000 ppm Li grade), one duplicate sample and one blank sample. The 2017-2018 quality program was slightly modified to include a random blank or standard sample within every 30.5 m interval and taking a duplicate split of the core (1⁄4 core) every 30.5 m.

In 2023, LAC re-certified the 3,000 ppm grade standard, 4,000 ppm grade standard and purchased the OREAS 173 standard (1,000 ppm standard) for use in 2023 QA/QC program. In addition to the three standards, a blank standard and duplicates were also included in the 2023 QAQC program. Like the 2017-2018 program, a random blank or standard sample was included every 30.5 m interval and a duplicate split of the core (1⁄4 core) was taken every 30.5 m.

The total number of LAC blank, duplicate and standard samples analyzed by the laboratory during the Company’s Thacker Pass drilling campaign from 2010-2011 was 9.5% of the total samples assayed. The Company’s 2017-2018 drilling campaign averaged 11.1% quality control samples out of the total samples assayed. The Company’s 2023 drilling campaign averaged 10.5% quality control samples out of the total samples assayed. Assaying for all drilling averaged 10.5% check samples. This does not include ALS Global of Reno, Nevada (“ALS”) internal check and duplicate samples.

Mineral Resource and Mineral Reserve Estimates

Following are the Mineral Resource and Mineral Reserve Estimates for Thacker Pass reported in accordance with S-K 1300 and NI 43-101 with an effective date of December 31, 2024.

Mineral Resource Estimate

The statement of Mineral Resources for Thacker Pass reported in accordance with S-K 1300 as of December 31, 2024 are presented in the table below. Mineral Resources are reported exclusive of Mineral Reserves in accordance with S-K 1300.

Mineral Resources Estimate as of December 31, 2024 as Reported under S-K 1300
Classification / Geological Domain	Density (g/cc)	Lithium (ppm)	100% Project Basis		62% LAC Control Basis		Metallurgical Recovery (%)
			In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)
Measured
Smectite 2	1.74	1,160	59.0	0.4	36.6	0.2	74%
Smectite 1	1.77	2,380	169.4	2.1	105.1	1.3	63%
Subtotal - Smectite	1.76	2,060	228.4	2.5	141.6	1.6	66%
Illite 3	1.86	2,760	5.2	0.1	3.2	0.0	83%
Illite 2	1.90	4,920	2.9	0.1	1.8	0.0	83%
Illite 1	1.83	2,530	40.6	0.6	25.2	0.3	84%
Subtotal - Illite	1.84	2,700	48.7	0.7	30.2	0.4	84%
Subtotal - Measured	1.77	2,180	277.1	3.2	171.8	2.0	69%
Indicated
Smectite 2	1.74	1,210	551.1	3.6	341.7	2.2	67%
Smectite 1	1.77	2,200	1,277.2	15.0	791.9	9.3	62%
Subtotal - Smectite	1.76	1,910	1,828.3	18.5	1,133.6	11.5	63%
Illite 3	1.86	2,810	90.0	1.3	55.8	0.8	85%
Illite 2	1.90	5,040	73.6	2.0	45.6	1.2	81%
Illite 1	1.83	2,050	404.7	4.4	250.9	2.7	82%
Subtotal - Illite	1.84	2,560	568.3	7.7	352.4	4.8	82%
Subtotal - Indicated	1.78	2,060	2,396.6	26.3	1,485.9	16.3	68%
Measured + Indicated
Smectite 2	1.74	1,210	610.1	3.9	378.3	2.4	67%
Smectite 1	1.77	2,220	1,446.6	17.1	896.9	10.6	62%
Subtotal - Smectite	1.76	1,920	2,056.7	21.1	1,275.2	13.1	64%
Illite 3	1.86	2,810	95.2	1.4	59.0	0.9	85%
Illite 2	1.90	5,040	76.4	2.1	47.4	1.3	81%
Illite 1	1.83	2,100	445.4	5.0	276.1	3.1	82%

Mineral Resources Estimate as of December 31, 2024 as Reported under S-K 1300
Classification / Geological Domain	Density (g/cc)	Lithium (ppm)	100% Project Basis		62% LAC Control Basis		Metallurgical Recovery (%)
			In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)
Subtotal - Illite	1.84	2,570	617.0	8.4	382.5	5.2	82%
Subtotal - Measured + Indicated	1.78	2,070	2,673.7	29.5	1,657.7	18.3	68%
Inferred
Smectite 2	1.73	1,130	186.5	1.1	115.6	0.7	62%
Smectite 1	1.78	1,990	1,145.1	12.1	710.0	7.5	73%
Subtotal - Smectite	1.77	1,870	1,331.6	13.2	825.6	8.2	71%
Illite 3	1.87	2,970	108.1	1.7	67.0	1.1	84%
Illite 2	1.89	4,750	86.1	2.2	53.4	1.4	81%
Illite 1	1.80	1,830	455.7	4.4	282.5	2.8	80%
Subtotal - Illite	1.83	2,470	649.9	8.3	402.9	5.2	81%
Subtotal - Inferred	1.79	2,070	1,981.5	21.6	1,228.5	13.4	75%

Notes:

1.
Mineral Resource Estimate has been prepared by a qualified person employed by Sawtooth Mining, LLC as of December 31, 2024.
2.
The Mineral Resource model has been generated using Imperial units. Metric tonnages shown in table are conversions from the Imperial Block Model.
3.
Mineral Resources are in situ and are reported exclusive of 1,056.7 million metric tonnes (Mt) of Mineral Reserves and the 14.3 Mt of LCE.
4.
Mineral Resources are reported using an economic break-even formula: “Operating Cost per Resource Short Ton”/“Price per Recovered Short Ton Lithium” * 10^6 = ppm Li Cutoff. “Operating Cost per Resource Short Ton” = US$86.76, “Price per Recovered Short Ton Lithium” is estimated: “Lithium Carbonate Equivalent (LCE) Price” * 5.3228 *(1 – “Royalties”) * “Metallurgical Recovery”. Variables are “LCE Price” = US$26,308/Short Ton ($29,000/tonne) Li2CO3, “GRR” = 1.75% and “Metallurgical Recovery” = 73.5%. For more information regarding the material assumptions underlying the mineral resources estimate, see Section 11 of the Thacker Pass S-K 1300 Report.
5.
Presented at a cutoff grade of 858 ppm Li. and a maximum ash content of 85%.
6.
A mineral resource constraining pit shell has been derived from performing a pit optimization estimation using Vulcan software and the same economic inputs as what was used to calculate the cutoff grade.
7.
The conversion factor for lithium to LCE is 5.3228.
8.
Applied density for the mineralization is weighted in the block model based on clay and ash percentages in each block and the average density for each lithology.
9.
Measured Mineral Resources are in blocks estimated using at least 3 drill holes and 10 samples where the closest sample during estimation is less than or equal to 900 ft. Indicated Mineral Resources are in blocks estimated using at least 2 drill holes and 10 samples where the closest sample during estimation is less than or equal to 1,500 ft. Inferred Mineral Resources are in blocks estimated using at least 2 drill holes and 9 samples where the closest sample during estimation is less than or equal to 2,500 ft.
10.
Tonnages and grades have been rounded to accuracy levels deemed appropriate by the QP. Summation errors due to rounding may exist.
11.
LAC owns 62% interest of the Project, including this mineral resource estimate, with GM owning the remaining 38%.

The statement of Mineral Resources for Thacker Pass with an effective date of December 31, 2024 reported in accordance with NI 43-101 are presented in the table below. Mineral Resources are reported inclusive of Mineral Reserves in accordance with NI 43-101.

Mineral Resources Estimate effective as of December 31, 2024 as reported under NI 43-101
Classification	Density (g/cc)	Lithium (ppm)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)	Metallurgical Recovery (%)
Measured
Smectite 2	1.74	1,160	59.5	0.4	74%
Smectite 1	1.77	2,390	188.1	2.4	64%
Subtotal - Smectite	1.76	2,090	247.6	2.8	66%
Illite 3	1.86	2,980	74.2	1.2	84%
Illite 2	1.90	5,020	64.8	1.7	81%
Illite 1	1.81	2,510	174.2	2.3	83%
Subtotal - Illite	1.84	3,140	313.2	5.2	83%
Subtotal - Measured	1.81	2,680	560.8	8.0	76%
Indicated
Smectite 2	1.74	1,240	577.8	3.8	67%
Smectite 1	1.77	2,220	1,328.5	15.7	62%
Subtotal - Smectite	1.76	1,920	1,906.3	19.5	64%
Illite 3	1.86	2,970	197.4	3.1	84%
Illite 2	1.88	4,860	154.6	4.0	81%
Illite 1	1.80	1,930	966.9	9.9	81%
Subtotal - Illite	1.82	2,490	1,318.9	17.1	81%
Subtotal - Indicated	1.79	2,150	3,225.2	36.5	71%
Measured + Indicated
Smectite 2	1.74	1,230	637.3	4.2	68%
Smectite 1	1.77	2,240	1,516.6	18.1	62%
Subtotal - Smectite	1.76	1,940	2,153.8	22.2	64%
Illite 3	1.86	2,980	271.7	4.3	84%
Illite 2	1.89	4,900	219.4	5.7	81%
Illite 1	1.80	2,020	1,141.1	12.3	81%
Subtotal - Illite	1.82	2,620	1,632.2	22.3	82%
Subtotal - Measured + Indicated	1.79	2,230	3,786.0	44.5	72%
Inferred
Smectite 2	1.73	1,130	186.5	1.1	62%
Smectite 1	1.78	1,990	1,145.1	12.1	73%
Subtotal - Smectite	1.77	1,870	1,331.6	13.2	71%
Illite 3	1.87	2,970	108.1	1.7	84%
Illite 2	1.89	4,750	86.1	2.2	81%
Illite 1	1.80	1,830	455.7	4.4	80%
Subtotal - Illite	1.83	2,470	649.9	8.3	81%
Subtotal - Inferred	1.79	2,070	1,981.5	21.6	75%

Notes:

1.
The Qualified Person who supervised the preparation of and approved disclosure for the Mineral Resources estimate is Benson Chow, P.G., SME-RM.
2.
Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.

3.
The Mineral Resource model has been generated using Imperial units. Metric tonnages shown in table are conversions from the Imperial Block Model.
4.
Mineral Resources are in situ and are reported inclusive of 1,056.7 million metric tonnes (Mt) of Mineral Reserves and 14.3 Mt of LCE.
5.
Mineral Resources are reported using an economic break-even formula: “Operating Cost per Resource Short Ton”/“Price per Recovered Short Ton Lithium” * 10^6 = ppm Li Cutoff. “Operating Cost per Resource Short Ton” = US$86.76, “Price per Recovered Short Ton Lithium” is estimated: “Lithium Carbonate Equivalent (LCE) Price” * 5.3228 *(1 – “Royalties”) * “Metallurgical Recovery”. Variables are “LCE Price” = US$26,308/Short Ton ($29,000/tonne) Li2CO3, “GRR” = 1.75% and “Metallurgical Recovery” = 73.5%.
6.
Presented at a cutoff grade of 858 ppm Li. and a maximum ash content of 85%.
7.
A mineral resource constraining pit shell has been derived from performing a pit optimization estimation using Vulcan software and the same economic inputs as what was used to calculate the cutoff grade.
8.
The conversion factor for lithium to LCE is 5.3228.
9.
Applied density for the mineralization is weighted in the block model based on clay and ash percentages in each block and the average density for each lithology.
10.
Measured Mineral Resources are in blocks estimated using at least 3 drill holes and 10 samples where the closest sample during estimation is less than or equal to 900 ft. Indicated Mineral Resources are in blocks estimated using at least 2 drill holes and 10 samples where the closest sample during estimation is less than or equal to 1,500 ft. Inferred Mineral Resources are in blocks estimated using at least 2 drill holes and 9 samples where the closest sample during estimation is less than or equal to 2,500 ft.
11.
Tonnages and grades have been rounded to accuracy levels deemed appropriate by the QP. Summation errors due to rounding may exist.
12.
LAC owns 62% interest of Thacker Pass, including this mineral resource estimate, with GM owning the remaining 38%.

Potential risk factors that could affect the Mineral Resource estimates include but are not limited to large changes in the market pricing, commodity price assumptions, material density factor assumptions, material ash estimations, fault mapping, future geotechnical evaluations, metallurgical recovery assumptions, mining and processing cost assumptions and other cost estimates could affect the pit optimization parameters and therefore the cut-off grades and Mineral Resource estimates.

The Mineral Resource Estimate is based on a cutoff grade analysis, an optimized pit shell and drill hole spacing based on geostatistical analysis. The Mineral Resource was also assessed where it was estimated under major infrastructure such as waste piles and the plant.

Mineral Reserve Estimates

The statement of Mineral Reserves for Thacker Pass reported in accordance with S-K 1300 and NI 43-101 with an effective date of December 31, 2024 are presented in the tables below.

Mineral Reserves Estimate with an effective date of December 31, 2024 as Reported under S-K 1300
Classification / Geological Domain	Density (g/cc)	Lithium (ppm)	100% Project Basis		62% LAC Control Basis		Metallurgical Recovery (%)
			ROM Dry (Million Metric Tonnes)	ROM LCE Dry (Million Metric Tonnes)	ROM Dry (Million Metric Tonnes)	ROM LCE Dry (Million Metric Tonnes)
Proven
Smectite 2	1.71	1,110	0.5	0.0	0.3	0.0	73%
Smectite 1	1.77	2,460	17.7	0.2	11.0	0.1	66%
Subtotal - Smectite	1.77	2,420	18.2	0.2	11.3	0.1	66%
Illite 3	1.86	3,000	65.6	1.1	40.7	0.7	84%
Illite 2	1.9	5,020	58.8	1.6	36.5	1.0	81%
Illite 1	1.8	2,510	126.9	1.7	78.7	1.0	83%
Subtotal - Illite	1.84	3,230	251.3	4.3	155.8	2.7	82%
Subtotal - Proven	1.83	3,180	269.5	4.5	167.1	2.8	82%
Probable
Smectite 2	1.73	1,730	25.3	0.2	15.7	0.1	76%
Smectite 1	1.77	2,550	48.7	0.7	30.2	0.4	64%
Subtotal - Smectite	1.76	2,270	74.1	0.9	45.9	0.6	67%
Illite 3	1.85	3,110	102.0	1.7	63.2	1.0	83%
Illite 2	1.87	4,690	77.0	1.9	47.7	1.2	81%
Illite 1	1.78	1,840	534.0	5.2	331.1	3.2	80%
Subtotal - Illite	1.8	2,330	713.1	8.8	442.1	5.5	81%
Subtotal - Probable	1.8	2,320	787.1	9.7	488.0	6.0	80%
Proven + Probable
Smectite 2	1.73	1,720	25.8	0.2	16.0	0.1	76%
Smectite 1	1.77	2,530	66.4	0.9	41.2	0.6	64%
Subtotal - Smectite	1.76	2,300	92.2	1.1	57.2	0.7	67%
Illite 3	1.85	3,070	167.7	2.7	104.0	1.7	83%
Illite 2	1.88	4,830	135.9	3.5	84.3	2.2	81%
Illite 1	1.79	1,970	660.9	6.9	409.8	4.3	81%
Subtotal - Illite	1.81	2,560	964.4	13.2	597.9	8.2	82%
Total - Proven + Probable	1.81	2,540	1,056.7	14.3	655.2	8.9	80%

Notes:

1.
Mineral Reserves Estimate has been prepared by a qualified person employed by Sawtooth Mining, LLC as of December 31, 2024.
2.
Mineral Reserves have been converted from measured and indicated Mineral Resources within the pre-feasibility study and have demonstrated economic viability.
3.
Reserves presented in an optimized pit at an 85% maximum ash content, cutoff grade of 858 ppm Li, and an average cut-off factor of 13.3 kg of LCE recovered per tonne of leach ore tonne (ranged from 7.5-26 kg of LCE recovered per tonne of leach ore tonne).
4.
A sales price of $29,000 US$/tonne of Li2CO3 was utilized in the pit optimization resulting in the generation of the reserve pit shell in 2024. An overall slope of 27 degrees was applied. For bedrock material pit slope was set at 52 degrees. Mining and processing costs of $95.40 per tonne of ROM feed, a processing recovery factor based on the block model, and a GRR cost of 1.75% were additional inputs into the pit optimization. For more information regarding the material assumptions underlying the mineral reserve estimate, see Section 12 of the Thacker Pass S-K 1300 Report.
5.
A LOM plan was developed based on equipment selection, equipment rates, labor rates, and plant feed and reagent parameters. All Mineral Reserves are within the LOM plan. The LOM plan is the basis for the economic assessment within the TRS, which is used to show the economic viability of the Mineral Reserves.
6.
Applied density for the ore is varied by clay type.
7.
Lithium Carbonate Equivalent is based on in-situ LCE tonnes with a 95% mine recovery factor.
8.
Tonnages and grades have been rounded to accuracy levels deemed appropriate by the QP. Summation errors due to rounding may exist.
9.
The reference point at which the Mineral Reserves are defined is at the point where the ore is delivered to the run-of-mine feeder.
10.
LAC owns 62% interest of the Project, including this mineral reserve estimate, with GM owning the remaining 38%.

Mineral Reserve Estimate with an effective date of December 31, 2024 as reported under NI 43-101
Classification	Density (g/cc)	Lithium (ppm)	ROM Dry (Million Metric Tonnes)	ROM LCE Dry (Million Metric Tonnes)	Metallurgical Recovery (%)
Proven
Smectite 2	1.71	1,110	0.5	0.0	73%
Smectite 1	1.77	2,460	17.7	0.2	66%
Subtotal - Smectite	1.77	2,420	18.2	0.2	66%
Illite 3	1.86	3,000	65.6	1.1	84%
Illite 2	1.90	5,020	58.8	1.6	81%
Illite 1	1.80	2,510	126.9	1.7	83%
Subtotal - Illite	1.84	3,230	251.3	4.3	82%
Subtotal - Proven	1.83	3,180	269.5	4.5	82%
Probable
Smectite 2	1.73	1,730	25.3	0.2	76%
Smectite 1	1.77	2,550	48.7	0.7	64%
Subtotal - Smectite	1.76	2,270	74.1	0.9	67%
Illite 3	1.85	3,110	102.0	1.7	83%
Illite 2	1.87	4,690	77.0	1.9	81%
Illite 1	1.78	1,840	534.0	5.2	80%
Subtotal - Illite	1.80	2,330	713.1	8.8	81%
Subtotal - Probable	1.80	2,320	787.1	9.7	80%
Proven + Probable
Smectite 2	1.73	1,720	25.8	0.2	76%
Smectite 1	1.77	2,530	66.4	0.9	64%
Subtotal - Smectite	1.76	2,300	92.2	1.1	67%
Illite 3	1.85	3,070	167.7	2.7	83%
Illite 2	1.88	4,830	135.9	3.5	81%
Illite 1	1.79	1,970	660.9	6.9	81%
Subtotal - Illite	1.81	2,560	964.4	13.2	82%
Total - Proven + Probable	1.81	2,540	1,056.7	14.3	80%

Notes:

1.
Mineral Reserves Estimate has been prepared by Kevin Bahe, P.E.
2.
Mineral Reserves have been converted from measured and indicated Mineral Resources within the feasibility study and have demonstrated economic viability.
3.
Reserves presented in an optimized pit at an 85% maximum ash content, cutoff grade of 858 ppm Li, and an average cut-off factor of 13.3 kg of LCE recovered per tonne of leach ore tonne (ranged from 7.5-26 kg of LCE recovered per tonne of leach ore tonne).
4.
A sales price of $29,000 US$/tonne of Li2CO3 was utilized in the pit optimization resulting in the generation of the reserve pit shell in 2024. An overall slope of 27 degrees was applied. For bedrock material pit slope was set at 52 degrees. Mining and processing costs of $95.40 per tonne of ROM feed, a processing recovery factor based on the block model, and a GRR cost of 1.75% were additional inputs into the pit optimization.
5.
A LOM plan was developed based on equipment selection, equipment rates, labor rates, and plant feed and reagent parameters. All Mineral Reserves are within the LOM plan. The LOM plan is the basis for the economic assessment within the Technical Report, which is used to show the economic viability of the Mineral Reserves.
6.
Applied density for the ore is varied by clay type.
7.
Lithium Carbonate Equivalent is based on in-situ LCE tonnes with a 95% mine recovery factor.
8.
Tonnages and grades have been rounded to accuracy levels deemed appropriate by the QP. Summation errors due to rounding may exist.
9.
The reference point at which the Mineral Reserves are defined is at the point where the ore is delivered to the run-of-mine feeder.
10.
LAC owns 62% interest of Thacker Pass, including this mineral reserve estimate, with GM owning the remaining 38%.

The Mineral Reserves estimate is based on current knowledge, engineering constraints and land status. Large changes in the market pricing, commodity price assumptions, material density factor assumptions, future geotechnical evaluations, cost estimates or metallurgical recovery could affect the pit optimization parameters and therefore the cut-off grades and estimates of Mineral Reserves.

Changes of Mineral Estimates from 2024 and 2023

Except as specified below, the comparison of the mineral estimates are shown on a 100% project basis. In Q4 2024, LAC and GM entered into an investment agreement establishing a joint venture with ownership of Thacker Pass. LAC currently owns a 62% interest in Thacker Pass, including this mineral resource estimate, with GM owning the remaining 38%. At December 31, 2023, LAC owned a 100% interest of Thacker Pass.

Mineral Resources

The tables below show the reported mineral resource estimates for 2024 and 2023, the difference between estimates as well as the percent change. The major factors that attributed to this change include:

▪
Additional drill holes from the 2023 drilling campaign allowed for more Measured, Indicated and Inferred Mineral Resources in the southern and eastern portions of the property.
▪
Updating the domaining to include lithological domains has allowed for the grade interpretation to better align with mineralization. This has decreased the amount of grade smearing along the contacts between the various domains and subsequently increased the average lithium grade values and tonnages.
▪
Utilizing the non-declustered composite database in the Ordinary Kriging estimation has attributed to the increase in average lithium grade values and tonnages.
▪
An increase in the estimate lithium price from 2022 of $22,000 to 2024 of $29,000 has allowed for the cutoff grade to drop and for more tonnages to be included in 2024 Mineral Resource statement.
▪
Additional density sampling has allowed for a more robust determination of density for the Thacker Pass deposit.
▪
The decrease in Measured tonnage is due to the Mineral Reserves including more of the Measured blocks with the expanded pit in the 2024 estimate.

Mineral Resources Reported as of December 31, 2023 and December 31, 2024 (100% Project Basis)*
Classification	2024		2023
	Lithium (ppm)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)	Lithium (ppm)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)
Measured	2,180	277.1	3.2	1,990	325.2	3.4
Indicated	2,060	2,396.6	26.3	1,820	895.2	8.7
Measured + Indicated	2,070	2,673.7	29.5	1,860	1,220.4	12.1
Inferred	2,070	1,981.5	21.6	1,870	297.2	3.0

*For the mineral resource estimates shown on a 62% basis attributed to LAC, please see table entitled “Mineral Resources Estimate as of December 31, 2024 as Reported under S-K 1300.”

Mineral Resources Comparison to Previous Estimate (Shown on a 100% Project Basis)
Classification	Difference			Percent Change
	Lithium (ppm)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)	Lithium (ppm)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)
Measured	190	(48.1)	(0.2)	10%	-15%	-6%
Indicated	240	1,501.4	17.6	13%	168%	202%
Measured + Indicated	210	1,453.3	17.4	11%	119%	144%
Inferred	200	1,684.3	18.6	11%	567%	620%

Mineral Resources Comparison to Previous Estimate (Shown on a 62% Basis Attributed to LAC in 2024)
Classification	Difference			Percent Change
	Lithium (ppm)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)	Lithium (ppm)	In Situ Dry (Million Metric Tonnes)	In Situ LCE Dry (Million Metric Tonnes)
Measured	190	(153.4)	(1.4)	10%	-47%	-41%
Indicated	240	590.7	7.6	13%	66%	87%
Measured + Indicated	210	437.3	6.2	11%	36%	51%
Inferred	200	931.3	10.4	11%	313%	347%

Mineral Reserves

The tables below show the reported mineral reserve estimates for 2024 and 2023, the difference between estimates as well as the percent change. The major factors that attributed to this change include:

▪
Additional drill holes from the 2023 drilling campaign allowed for more Measured and Indicated resources in the southern and eastern portions of the property. This has allowed for the Mineral Reserves to stretch into those areas as well.
▪
Updating the domaining to include lithological domains has allowed for the grade interpretation to better align with mineralization. This has decreased the amount of grade smearing along the contacts between the various domains and subsequently increased the average lithium grade values and tonnages.
▪
An increase in lithium price from $22,000 to $24,000 has allowed for more tonnage to be considered in the Mineral Reserve estimate.

Mineral Reserves Reported as of December 31, 2023 and December 31, 2024 (100% Project Basis)*
Category	2024			2023
	Tonnage (Mt)	Lithium (ppm)	LCE (Mt)	Tonnage (Mt)	Lithium (ppm)	LCE (Mt)
Proven	269.5	3,180	4.5	192.9	3,180	3.3
Probable	787.1	2,320	9.7	24.4	3,010	0.4
Proven & Probable	1,056.7	2,540	14.3	217.3	3,160	3.7

*For the mineral reserve estimates shown on a 62% basis attributed to LAC, please see table entitled “Mineral Reserves Estimate with an effective date of December 31, 2024 as Reported under S-K 1300.”

Mineral Reserves Comparison to Previous Estimate (Shown on a 100% Project Basis)
Category	Difference			Percent Change
	Tonnage (Mt)	Lithium (ppm)	LCE (Mt)	Tonnage (Mt)	Lithium (ppm)	LCE (Mt)
Proven	76.6	0	1.2	40%	0%	36%
Probable	762.7	-690	9.3	3,126%	-23%	2,325%
Proven & Probable	839.4	-620	10.6	386%	-20%	286%

Mineral Reserves Comparison to Previous Estimate (Shown on a 62% Basis Attributed to LAC in 2024)
Category	Difference			Percent Change
	Tonnage (Mt)	Lithium (ppm)	LCE (Mt)	Tonnage (Mt)	Lithium (ppm)	LCE (Mt)
Proven	(25.8)	0	(0.5)	-13%	0%	-15%
Probable	436.6	-690	5.6	1,900%	-23%	1,400%
Proven & Probable	437.9	-620	5.2	202%	-20%	141%

Mining Methods

Thacker Pass is designed to be a surface mine, as the shallow and massive nature of the deposit makes it amenable to open-pit mining methods. The mining method assumes hydraulic excavators loading a fleet of end dump trucks. This truck/excavator fleet will develop several offset benches to maintain geotechnically stable highwall slopes. These benches will also enable the mine to have multiple grades of ore exposed at any given time, allowing flexibility to deliver and blend ore as needed.

The major change between the “Preliminary Feasibility Study S-K 1300 Technical Report Summary for the Thacker Pass Project Humboldt County, Nevada, USA,” effective December 31, 2022, and the report entitled “Feasibility Study, National Instrument 43-101 Technical Report for the Thacker Pass Project, Humboldt County, Nevada, USA” effective as of November 2, 2022 (together, the “2022 Reports”) and the Reports is the addition of phases and the overall size of the pit. The 2022 Reports had two plants, phase 1 and phase 2. The Reports contemplate additional phases 3, 4, and 5.

Processing and Recovery Methods

The Mineral Reserves are comprised of two main types of lithium-bearing clay, smectite and illite, with volcanic ash and other gangue minerals mixed throughout. Feed to the process plant is determined by a cutoff factor of extractable lithium per tonne clay. The extractable recoverable lithium is calculated based on correlations developed by LAC. Though both types of clay will be processed, most of the feed is illite clay type, averaging 96.6% over the life of mine (“LOM”). Run-of-mine ore will be delivered to the plants from stockpiles which have dedicated comminution and conveyor systems.

Thacker Pass will be constructed in five expansion phases. Lithium carbonate production from Phases 1 through 4 is designed for a nominal 40,000 t/y capacity per phase for a total nominal capacity of 160,000 t/y. Phase 5 expansion will be introduced at the time of Phase 4 expansion when mined ore grade decreases resulting in available capacity in the lithium carbonate crystallization circuits constructed during the initial four Phases. The process plant will operate 24 hours/day, 365 days/year with an overall availability of 88% and a mine life of 85 years. The total amount of ore processed from the mine plan is 1,057 Mt (dry).

The recovery process consists of the following primary circuits: (i) Beneficiation, including Comminution, Attrition Scrubbing, Classification, and Solid-Liquid Separation (Thickening and Dewatering); (ii) Leaching; (iii) Neutralization; (iv) Counter Current Decantation and Filtration; (v) Magnesium and Calcium Removal; (vi) Lithium Carbonate (Li2CO3) production, including 1st Stage Lithium Carbonate Crystallization, Bicarbonation, 2nd Stage Lithium Carbonate Crystallization, and Sodium Sulfate and Potassium Sulfate Crystallization (Zero Liquid Discharge (“ZLD”)).

In beneficiation, ROM ore is crushed then mixed with water and fed to unit operations designed to liberate lithium bearing clay from gangue material. The clay is separated from coarse gangue in classification, with coarse gangue being stockpiled and eventually used as pit backfill material. The clay fines are then sent to the first dewatering stage (thickening) followed by decanter centrifuging.

The centrifuge discharge cake is repulped in recycled process solution then mixed with sulfuric acid (“H2SO4”) from the acid plant, leaching lithium and other constituents into solution. Acid availability determines leach feed rates, which in turn determines ore mining rates. The free acid contained in the resultant leached residue is neutralized with both a slurry of ground limestone and a magnesium hydroxide slurry from the downstream magnesium precipitation circuit. The neutralized slurry is sent to a countercurrent decantation (“CCD”) circuit to recover the lithium bearing solution from the solids with the washed solids then being fed to recessed chamber filter presses. The filter cake is then conveyed to the clay tailings filter stack (“CTFS”) as waste material for storage while the filtrate is returned to the CCD circuit.

The lithium bearing solution recovered in CCD is sent to magnesium and calcium removal circuits where first the bulk of the magnesium is crystallized as hydrated magnesium sulfate (“MgSO4”) salts, removed via centrifugation, and conveyed to the CTFS. Any remaining magnesium in the brine is then precipitated with milk-of-lime and separated by recessed chamber filter presses. The precipitated solids are repulped and recycled back to neutralization (as stated above), eventually leaving the process with neutralized filter cake. The calcium in the liquor is removed via soda ash addition, and an ion exchange polishing step brings the divalent cation concentration to very low levels.

The second stage Li2CO3 crystal product is separated via centrifugation then sent to drying, cooling and packaging. Mother liquor from the Li2CO3 crystallizers is sent to the ZLD crystallizer to remove Na and K as sulfate salts. The salts are sent to the CTFS while lithium remaining in the concentrate is recycled back to the front of the Li2CO3 circuit and recovered.

Process design criteria were developed by LAC’s process engineering group based on in-house and vendor test results that were incorporated into the process modelling software Aspen Plus® to generate a steady-state material and energy balance. The design basis for the beneficiation facility is to process an average ROM throughput rate for each Phase expansion of about 2.7 M dry tonnes per year, or 7,522 dry tonnes per day (“t/d”) of feed, including an 88% plant annual overall availability. Throughput from the mine to the crushing plant is targeted based on an average coarse gangue rejection rate of about 42% of the ROM material. The design basis results in an estimated production rate of approximately 125 t/d (42,196 t/y) of battery grade lithium carbonate. For the purposes of this report each expansion from Phases 1 – 4 equates to a nominal production rate of 40,000 t/y lithium carbonate per phase.

Recovery of lithium carbonate equivalent from ore mined and processed to produce lithium carbonate, ranges from 75.2% to 83.7%. The weighted average recovery of lithium carbonate from lithium carbonate equivalent mined for the first 25 years and the 85-year life-of-mine plan is 82.1% and 80.4% respectively. The recovery ranges are realized from an average mined lithium grade of 2,538 ppm contained within an ore blend consisting of 96.6% illite and 3.4% smectite.

Infrastructure, Permitting and Compliance Activities

Infrastructure and Logistics

Thacker Pass has the potential to be constructed in five phases. Each expansion, if approved, would occur four years apart from each other with Phases 1, 2, 3 and 4 designed to produce a nominal 40,000 t/y of lithium carbonate from acid plants producing a nominal 2,250 t/d sulfuric acid. Phase 5 would occur at the same time as Phase 4 and is designed to include a 3,000 t/d sulfuric acid plant and a process plant to support higher leach feed rates through brine production only. Mined material and tailings will be moved by conveyors and trucks.

Process Plant General Arrangement

Lithium-rich clays are mined and transported via haul truck to the mineral beneficiation equipment at the processing plant. Raw water is sourced via aquifer-fed wells and pumped 7 miles east of the process area to dedicated raw water tanks located in the process plant areas. The processing plants are east of the mine open pit.

Generally, Phase 2 is a mirror of Phase 1. Phase 4 would be a mirror of Phase 3, and Phase 5 expansion would be a standalone development.

Reagents, Consumables and Shipping

Limestone, quicklime, flocculant, and soda ash reagents are delivered to each processing plant in solid form while liquid sulfur, propane, ferric sulfate, caustic soda, and hydrochloric acid are delivered as liquids. Based on current projections, over-highway trucking would be used during Phases 1 through 3; during Phase 4, a short-line railroad to the project would deliver most bulk raw materials directly to the project site for the duration of the LOM.

Delivery routes and offloading locations for raw materials are designed to limit potential incidents with other traffic, operations, and maintenance activities.

Ancillary Buildings

Ancillary buildings to support each phase of the project include: (i) Site security buildings and entrances; (ii) Administration office buildings; (iii) Plant maintenance and warehouse buildings; (iv) Packaging Warehouse building; (v) Laboratory and control room buildings; and (vi) Mine facilities area holding fuel, lubrication, wash bay, and maintenance workshop.

Roads

The planned traffic flow to the project will primarily come from Winnemucca Nevada along Highway 95 then onto State Route 293 (“SR-293”). Access improvements along SR-293 adjacent to the project site were completed in 2023 with Nevada Department of Transportation (“NDOT”) oversight. Improvements included the development of three turn/deceleration lanes at the Phase 1 and 2 Process Plant Entrance, Construction Entrance, and Mine Entrance along with cattle guard improvements on the BLM Pole Creek Road. These entrances will support the construction and operations during Phase 1 and 2 developments. By year 40 of the mine plan a portion of SR-293 will need to be relocated outside of the open pit extents.

SR-293 passes through the Project proposed open pit mine and connects the Kings River Valley to U.S. Highway 95 in Orovada, Nevada. During years 39 and 40 SR-293 will be rerouted outside of the proposed open pit limits. The re-alignment will be 23.9 kilometers (14.9 miles) and will satisfy the Nevada Department of Transportation requirements.

Additionally, an intersection in the town of Orovada, NV at US-95/ SR-293 junction was improved in 2023 with NDOT oversight to accommodate additional traffic to the Thacker Pass site. All construction and operations traffic to the site will travel northbound on US-95 and turn west onto SR-293. The highway improvements included a deceleration lane for traffic to turn onto SR-293.

Power Supply

Electrical power for Thacker Pass will be supplied by on-site power generation and via grid power from the local electric utility cooperative, Harney Electric Cooperative (“HEC”). A 115 kV transmission network line crosses the project site. Thacker Pass will generate a portion of the steady-state power demand via Steam Turbine Generators driven by steam produced by the sulfuric acid plant. The rest of the steady-state loads and any peaks will be serviced by power purchased from HEC.

The 115 kV transmission line and fiber optic cable line pass through Thacker Pass proposed open pit mine and connects the Kings River Valley Substation. During the years 39 and 40 highway realignment, the overhead 115 kV transmission and fiber optic communication line to the Kings River Substation will also be relocated.

Sulfuric Acid Production

The sulfuric acid plants for Thacker Pass are Double Contact Double Absorption (“DCDA”) sulfur burning sulfuric acid plants. Phase 1 through Phase 4 will each have a single sulfuric acid (“H2SO4”) plant capable of producing nominal 2,250 t/d while Phase 5 will be 3,000 t/d (100 weight % H2SO4 basis) of sulfuric acid by burning liquid elemental sulfur. Sulfur is delivered to site and is unloaded by gravity into a Sulfur Unloading Pit which provides sulfur to the sulfuric acid plants. The sulfuric acid generated from each plant is used in the process plant for the chemical production of lithium carbonate. The total annual operating days are based upon expected scheduled and unscheduled maintenance. Acid production is a function of the plant’s nominal capacity and production over Design Capacity with production efficiency of the equipment decreasing over a three-year period until scheduled maintenance occurs. Each sulfuric acid plant has two Liquid Sulfur Storage Tanks with a combined total storage capacity of 28 days (about 4 weeks). The sulfur is transferred from the tanks to the Sulfur Feed Pit and from there to the Sulfur Furnace.

Water Source

The existing Quinn Raw Water Well QRPW18-01 (Quinn Well 1) was drilled in September 2018 to a depth of 172.2 meters (about 564.96 ft) below the ground surface (bgs). The well has been tested and is able to sustain 908 m3/h (4,000 gpm), which satisfies the expected average demand servicing all potable, mining and process flow streams for Phase 1 of 380 m3/h and 760 m3/h for Phase 2. Quinn Well 2 (QRPW23-01) is a backup well located 1.6 km (1 mile) west of QRPW18-01 that was drilled to a depth of 173.7 meters (bgs) in February 2023.

The hydraulic capacity of the pump and piping system from the production wells to the plant site is 908 m3/h (4,000 gpm). The Process Plant Raw/Fire Water Tank (35 m diameter) capacity is 7,059 m3 (1.86 M gallons), storing 5,016 m3 (1.32 M gallons) for 6 hours make up water, above the fire water reserve.

Phases 3, 4 and 5 would require an additional raw water supply system to include production wells and raw water supply line. Two additional wells and a pipeline would be anticipated to be installed to provide an additional 908 m3/h (4,000 gpm) per well.

Environmental Studies and Permitting

Refer to Part I – Item 1: Business – Regulatory and Permitting in this Form 10-K for a summary of permits required and a permitting history.

Capital and Operating Costs

Capital Cost Estimate

Development capital costs are divided across the five construction phases with additional LOM capital required to relocate state route and power line infrastructure. Though Phase 1 has been optimized to exclude most of Phase 2 pre-investment where possible, it inherently includes the majority of civil earth works and site infrastructure to support Phase 2. If approved, Phase 2, 3 and 4 would include the addition of acid plants and construction of mineral and chemical processing facilities to produce an additional nominal 40,000 t of lithium carbonate per year from each phase. Phase 5 expansion is contemplated to occur at the same time as the Phase 4 expansion and would include the addition of an acid plant capable of producing 3,000 t/d sulfuric acid. Phase 5 processing circuits would include beneficiation through magnesium sulfate. Due to excess capacity available in the purification circuits constructed from phases 1-4 the lithium extracted from Phase 5 will be introduced into the Phase 1-4 purification plants.

The total development capital includes a 15% contingency. Total development capital cost for Phase 1 through 5 plus additional LOM capital is $12,441 million, which includes Phase 1 at $2,930 million; Phase 2 at $2,328 million; Phase 3 at $2,754 million; Phase 4 and 5 at $4,315 million and an additional $114 million over the LOM. Due to rounding, some totals may not correspond with the sum of the separate figures.

Sustaining Capital Costs

Sustaining capital costs for the base case totaling $6,921 million have been estimated over the 85-year LOM. Capital costs are not included in sustaining costs but includes third party capital recovery for transload, mining and limestone quarry repayments.

Closure Costs

Closure costs are estimated based upon necessary reclamation, remediation and closure of the 85-year facility. These closure costs of $462 million will be updated as operations continue, and concurrent reclamation takes place. Site overhead during closure will be a corporate cost.

Operating Cost Estimate

The estimated average annual operating expenditures (“OPEX”) over the 85-year mine life is $1,086 million, or $8,039/t of lithium carbonate produced, and for Years 1-25 of the 85 year mine life, estimated average annual OPEX is $779 million, or $6,238/t of lithium carbonate produced.

Economic Analysis

The only revenue stream is sales of lithium carbonate. Cost inputs into the model are based primarily on Q3 2024 pricing, and the discount period commences Q3 2023. Two scenarios were prepared: i) for the 85-year LOM (“Base Case”) and ii) for Years 1-25 of the 85-year LOM (“Production Scenario”).

Production and Revenues

Phases 1 through 4 are each designed for a nominal production rate of 40,000 t/y of lithium carbonate. The Phases will come online in years 1, 5, 9, and 13 respectively. A fifth phase will be constructed to produce brine only to feed the four previous phases. Actual production varies with the grade of ore mined and process chemistries in each year of the expected mine life of 85 years.

Product selling price has been forecasted over the study period at $24,000/t lithium carbonate. The annual average lithium carbonate production for the Base Case is 135,132 t/y (LOM total of 11,486,261 t/y) and the annual average revenue is $3,243 million per year (LOM total of $275,670 million). The annual average lithium carbonate production for the Production Scenario is 124,867 t/y (Years 1-25 total of 3,121,685 t/y) and the annual average revenue is $2,997 million per year (Years 1-25 total of $74,921 million).

Financial Model Results

Thacker Pass financial performance is measured through Net Present Value (“NPV”), Internal Rate of Return (“IRR”) and Payback Period (“Payback”).

The Project’s estimated after-tax NPV at an 8% discount rate for the Production Scenario is $5.9 billion and for the Base Case is $8.7 billion. The Project’s after-tax IRR for the Production Scenario is 19.6% and for the Base Case is 20.0%. The undiscounted Payback for both the Production Scenario and the Base Case is 8.7 years.

Sensitivity Analysis

A sensitivity analysis was performed on NPV at an 8% discount and IRR at a range of discount rates for three lithium carbonate product selling price cases for three scenarios -25% (downside), 0% (base-fixed) and +25% (high).

At the base-fixed scenario (average selling price of $24,000/t), NPV is $8.7 billion and IRR is 20.0%. In the downside scenario (-25% average selling price of $18,000/t), NPV is $3.4 billion and IRR is 12.8%. In the high scenario (+25% average price of $30,000/t), NPV is $13.6 billion and IRR is 26.5%.

A sensitivity analysis was performed on NPV at different discount rates for both the Base Case and Production Scenario. For the Base Case, the discount rates resulted in an NPV of $134.5 billion at 0% (undiscounted cash flow); $15.1 billion at 6%; $8.7 billion at 8%; $5.2 billion at 10%; $3.1 billion at 12%; and $0.9 billion at 16%. For the Production Scenario, the discount rates resulted in an NPV of $32.6 billion at 0% (undiscounted cash flow); $9.0 billion at 6%; $5.9 billion at 8%; $3.8 billion at 10%; $2.4 billion at 12%; and $0.7 billion at 16%.

Commercial Agreements

On February 16, 2023, as part of closing GM’s Tranche 1 Investment, Old LAC entered into the Offtake Agreement with GM pursuant to which Old LAC agreed to supply GM with lithium carbonate production from Phase 1 of Thacker Pass. As part of the Arrangement, the Offtake Agreement was assigned by Old LAC to the Company. Concurrently with closing of the DOE Loan in October 2024, the Phase 1 Offtake Agreement was extended to 20 years. As part of closing the JV Transaction in December 2024, GM also entered into an additional 20-year offtake agreement for up to 38% of production volumes from Phase 2 of Thacker Pass and will retain its right of first offer on the remaining balance of Phase 2 volumes. The price under each Offtake Agreement is based on an agreed upon price formula linked to prevailing market prices. For additional details on the GM Transaction, see Part I – Item 1: Business – Organizational History and Recent Developments and Part I – Item 1: Business – GM Offtake.

In 2019, LN entered into a mine design, consulting and mining operations agreement with Sawtooth Mining, LLC ("Sawtooth Mining"), a subsidiary of NACCO Industries Inc. and North American Coal. Sawtooth Mining has exclusive responsibility for the design, construction, operation, maintenance, and mining and mine closure services for Thacker Pass, which will supply all of LN’s lithium-bearing ore requirements. Sawtooth Mining agreed to provide LN with the following (i) $3.5 million in seven consecutive equal quarterly instalments, with the final payment received in October 2020; and (ii) engineering services related primarily to mine design and permitting. During construction, Sawtooth Mining has agreed to provide initial funding for up to $50 million to procure all mobile mining equipment required for Phase 1 operations. Excluding these Sawtooth Mining investments, LN bears all costs of mining and mine closure. A one-time "success fee" payment milestone triggered on October 31, 2023 obligates LN to pay to Sawtooth Mining $4.7 million upon achieving commercial production, or accrue an 8% monthly interest on the "success fee" obligation thereafter if not paid in full. LN entered into master services agreements with EXP U.S. Services Inc. ("EXP"), ITAC Engineers, P.C. ("ITAC"), M3 Engineering & Technology Corp. ("M3") and EDG, Inc. ("EDG"). EXP was contracted to develop the design and costing of the acid plant. In 2020, LN entered into master services agreements with M3 and ITAC to work with Sawtooth Mining and LN personnel to advance analysis and engineering of Thacker Pass. Subsequently, in 2021, LN entered into a master services agreement with EDG to act as an owner's engineer and evaluate the quality and coordination of work among the various engineering firms. EDG's team augmented LN's staffing and supported M3 and ITAC to support and guide interfaces between the engineering teams, equipment vendors and validate quality of work against their extensive catalog of project work. In 2023, LN entered into a License Agreement with MECS, Inc. (“MECS”) for the use of certain intellectual property relating to the design, operation and performance of MECS proprietary equipment relating to the acid plant. The agreement provides for a technology license in relation to the plant based on a one-time fully paid-up license fee (payable in four parts), as well as technical services to be provided by MECS.

In 2021, Aquatech International, LLC ("Aquatech") was contracted through a master services agreement to provide confirmation test work, equipment engineering, equipment manufacture and supply for purification and final product crystallization systems for the lithium carbonate production plant. Furthermore, and after a long and robust tender process, in November 2022, LN entered into an EPCM agreement with Bechtel, which, in conjunction with LN and its employees, will be a partner in the design, procurement and execution of Thacker Pass mining and production operations.

Item 3: Legal Proceedings

The Company is involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on the Company’s results of operations, liquidity or financial condition.

The Company’s application with the State of Nevada Division of Water Resources for the transfer of certain water rights for Phase 1 of Thacker Pass was approved by the State Engineer in February 2023. The State Engineer’s Office issued the final water rights permits on June 30, 2023 and July 3, 2023, authorizing the Company to use its water production wells. In March 2023, the State Engineer’s decision was appealed in state court by a local ranching company, and the case is currently pending. The Company has commenced using the water rights for construction activities at Thacker Pass in accordance with the State Engineer’s authorization.

Item 4: Mine Safety Disclosures

In October 2023, the U.S. Department of Labor’s Mine Safety & Health Administration (“MSHA”) determined Thacker Pass was an operating mine.

PART II

Item 5: Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares trade on the NYSE and on the TSX under the symbol “LAC.” On March 17, 2025, there were 218,686,462 shares issued and outstanding held by 23 holders of record, which does not include shareholders for which shares are held in nominee or street name. The Company believes that more than half of its common shares are beneficially owned by investors in the United States.

Dividends

The Company has never declared or paid dividends on its Common Shares and does not expect to declare or pay dividends in the foreseeable future as a pre-production development company. In addition, the Company’s ability to pay dividends is, and may be in the future, limited by covenants under the DOE Loan and the JV Transaction documents, and if issued, the Orion Note, as well as other indebtedness the Company or its subsidiaries incur. Therefore, any return on investment in the Company’s common shares is solely dependent upon the appreciation of the price of its common shares on the open market, which may not occur. In the future, in determining whether to declare dividends, the Board will consider the Company’s financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Item 6: Reserved

Not applicable.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the fiscal years ended December 31, 2024 and 2023 (“FY 2024” and “FY 2023,” respectively), in each case, together with the notes thereto. The financial information contained in this MD&A is derived from the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used, please refer to the discussion under “Use of Non-GAAP Financial Measures and Reconciliations.” This item should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in this Form 10-K.

BACKGROUND

On June 28, 2024, the Company determined that it no longer met the definition of a Foreign Private Issuer, and therefore no longer is entitled to rely on the foreign private issuer exemptions. As a result, beginning on January 1, 2025, the Company became required to report as a domestic U.S. filer, including filing annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under section 14 of the Exchange Act.

In prior periods, the Company prepared its financial statements in accordance with IFRS® Accounting Standards as issued by the International Accounting Standards Board. As a consequence of becoming a domestic issuer as of January 1, 2025, the Company is required to present its financial information in U.S. GAAP. The financial information discussed herein has been prepared in accordance with U.S. GAAP for all periods presented, except as otherwise indicated. The financial information should not be expected to correspond with financial information previously presented under IFRS® Accounting Standards.

The financial statements reflect (i) the activities of the Company from and after the Separation (as defined below) and (ii) the activities of LAC North America (as defined below) on a “carve-out” basis prior to that date. Prior to Separation, LAC North America did not operate as a separate legal entity. The assets, liabilities and results of operations prior to October 3, 2023 represent those specifically identifiable to LAC North America (as defined below) including assets, liabilities and expenses relating to Thacker Pass, specified investments, transactions and balances arising from an original investment from General Motors, as well as an allocation of certain costs relating to the management of those relevant assets, liabilities, and results of operations. Such costs have been allocated from the shared corporate expenses of Lithium Americas Corp. (“Old LAC”) based on the estimated level of involvement of Old LAC management and employees with LAC North America.

The Company’s fiscal year is the 12-month period ending December 31. All references to “Q4 2024” and “Q4 2023” are to the fiscal quarters for the three-month periods ended December 31, 2024 and December 31, 2023 respectively. Amounts stated in this MD&A are in United States dollars, unless otherwise indicated.

BACKGROUND

Lithium Americas Corp. (the “Company” or “New LAC”) is principally focused on development of Thacker Pass ("Thacker Pass" or the “Project”) a sedimentary-based lithium deposit located in the McDermitt Caldera in Humboldt County in north-western Nevada, USA. Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between General Motors Holdings LLC (“GM”) and the Company (together, the “JV Partners”). The Company owns a 62% interest in Thacker Pass and will manage the Project (the “Manager”), and GM owns a 38% interest in Thacker Pass. The JV is consolidated in the consolidated financial statements of the Company.

The Company was incorporated on January 23, 2023 under the Business Corporations Act (British Columbia). The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “LAC.” The Company accounts for the business in one segment and one geographical area.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

The Company was initially formed for the sole purpose of acquiring ownership of the North American business assets and investments (“LAC North America”) of Old LAC, which is now named Lithium Argentina AG (formerly Lithium Americas (Argentina) Corp.) (“Lithium Argentina”), pursuant to a separation transaction (the “Separation”) that was undertaken on October 3, 2023. Upon consummation of the Separation, the Company changed its name from 1397468 B.C. Ltd to Lithium Americas Corp. Following the Separation, Lithium Argentina and the Company became independent public companies. The Separation was completed pursuant to an arrangement agreement between the Company and Old LAC. Upon completion of the Separation, Old LAC contributed to the Company, among other assets and liabilities, its interest in Thacker Pass, its investments in Green Technology Metals Limited (“GT1”) and Ascend Elements Inc. (“Ascend Elements”), certain intellectual property rights, its loan to 1339480 B.C. Ltd., and cash of $275.5 million, including $75 million to establish sufficient working capital (non-GAAP). The Company then distributed its common shares to shareholders of Old LAC in a series of share exchanges. The Separation was pro rata to the shareholders of Old LAC, so that the holders maintained the same proportionate interest in Old LAC (upon the Separation, Lithium Argentina) and the Company both immediately before and immediately after the Separation.

The Company’s head office and principal address is Suite 3260, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

2024 OPERATING AND FINANCIAL HIGHLIGHTS

•
As of December 31, 2024, the Company had approximately $594.2 million in cash, cash equivalents and restricted cash.
•
During the year ended December 31, 2024, $179.9 million of construction capital costs and other project-related costs were capitalized.
•
Subsequent to Q4 2024 on March 6, 2025, the Company announced a strategic investment of $250 million from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), for the development and construction of Phase 1 of the Thacker Pass (“Orion Investment”). Orion has committed to purchase senior unsecured convertible notes in the aggregate principal amount of $195 million and enter into a Production Payment Agreement (“PPA”) whereby Orion will pay the Company $25 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass. Orion has also committed, subject to the satisfaction of certain conditions precedent, to purchase an additional $30 million in aggregate principal amount of senior unsecured convertible notes during the next two years upon request by the Company.
•
On October 28, 2024, the Company and the U.S. Department of Energy’s (“DOE”) Loan Programs Office (“LPO”) closed a $2.26 billion loan under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”) for financing the construction of the processing facilities at Thacker Pass, to produce an initial 40,000 tonnes per annum of battery grade lithium carbonate (“Phase 1”). Closing of the DOE Loan follows receipt of a Conditional Commitment from the DOE on March 12, 2024.
•
On October 15, 2024, the Company and GM entered into a new investment agreement (“Investment Agreement”) to establish a joint venture (“JV”) for the purpose of funding, developing, constructing and operating Thacker Pass (“JV Transaction”). GM acquired a 38% interest in Thacker Pass for $625 million in total committed cash and letters of credit, comprised of a $430 million commitment of direct cash funding to the JV to support the construction of Phase 1 of Thacker Pass and a $195 million letter of credit facility (“LC Facility”) that can be used as collateral to support reserve account requirements under the DOE Loan. Lithium Americas owns a 62% interest in Thacker Pass and will manage the Project. On December 23, 2024, the Company announced the closing of the JV Transaction whereby GM contributed $330 million of cash into the JV alongside $138 million of cash funding from the Company. The remaining $100 million cash contribution from GM, and Lithium Americas’ $192 million contribution, is to be contributed at FID for Phase 1. GM will post the LC Facility prior to first draw on the DOE Loan, which is expected to occur sometime in Q3 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

•
In connection with the JV, GM’s offtake agreement for up to 100% of production volumes from Phase 1 of Thacker Pass was extended to 20 years and GM entered into an additional offtake agreement for up to 38% of Phase 2 production for 20 years, and will retain its right of first offer on the remaining balance of Phase 2 production volumes.
•
Together with the DOE Loan and the investments from both GM and Orion, the Company expects to achieve fully funded status at the project and corporate level for the development and construction of Phase 1 of Thacker Pass for the duration of construction.
•
In the fourth quarter of 2024, the Company provided Bechtel and other major contractors with limited full notice to proceed (“FNTP”) to de-risk the construction schedule and continue to target completion in late 2027. The Company continues to focus on de-risking project execution by advancing detailed engineering, project planning and procurement packages.
•
In August 2024, the Company received approval for a $11.8 million grant from the U.S. Department of Defense to support an upgrade of the local power infrastructure and to help build a transloading facility.
•
On April 22, 2024, the Company completed an underwritten public offering (the “Offering”) of 55 million Common Shares at a price of $5.00 per Common Share (the “Issue Price”) for aggregate gross proceeds to the Company of $275 million. The net proceeds from the Offering of approximately $262 million are intended to fund the advancement of construction and development of Thacker Pass.

MATERIAL RELATIONSHIPS AND RELATED AGREEMENTS

DOE ATVM Loan Program

On October 28, 2024, the Company closed the $2.26 billion DOE Loan from the U.S. DOE LPO under the ATVM Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. The $2.26 billion DOE Loan includes principal of $1.97 billion and capitalized interest during construction, which is estimated to be $290 million over a three-year period (based on an interest rate of 5.2%) The DOE Loan has a 24-year maturity (from the date of first draw on the DOE Loan) with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury rates, without any additional credit spread. Other key terms include customary covenants and events of default for a project finance loan facility and customary conditions precedent to loan effectiveness and advances for a project finance loan facility.

The Company currently expects to make the first draw on the DOE Loan sometime in the third quarter of 2025 (“Q3 2025”). Conditions precedent to first draw include project finance model bring down.

General Motors Equity Investment, Joint Venture and Offtake

Prior to the Separation, on January 30, 2023, Old LAC had entered into a purchase agreement with GM, pursuant to which GM agreed to make a $650 million equity investment (the “2023 Transaction”), the proceeds of which were to be used for the construction and development of Thacker Pass. The 2023 Transaction was comprised of two tranches, a first tranche investment of $320 million (“Tranche 1 Investment”) a second tranche investment of up to $330 million (the “Tranche 2 Investment”). Tranche 1 closed and the Phase 1 offtake agreement was executed on February 16, 2023, when GM subscribed for 15,002,000 subscription receipts of Old LAC, which were automatically converted into 15,002,000 units comprising 15,002,000 shares and 11,891,000 warrants of Old LAC, which became 15,002,000 common shares of the Company post-Separation. The subscription proceeds were paid to Old LAC, and the remaining unspent proceeds were distributed to the Company on October 3, 2023, pursuant to the Arrangement.

On October 3, 2023, pursuant to the Separation, the full amount of the remaining unspent proceeds of Tranche 1 Investment were included in the net assets distributed by Old LAC to the Company.

As the Separation was completed before the closing of the Tranche 2 Investment, on October 3, 2023, the agreement for the Tranche 2 Investment in Old LAC was terminated and replaced by a corresponding subscription agreement between GM and the Company whereby the proceeds of the Tranche 2 Investment were to be received by the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

On October 15, 2024, the Company and GM entered into a new Investment Agreement to establish a JV for the purpose of funding, developing, constructing and operating Thacker Pass. Prior to closing the JV Transaction on December 23, 2024, the Company transferred its interest and certain other assets into Lithium Nevada Ventures. In connection with the JV Transaction, the Company also closed an amendment to the DOE Loan to accommodate changes relating to the JV Transaction.

Under the terms of the Investment Agreement, GM acquired a 38% asset-level ownership stake in Thacker Pass for $625 million in total cash and letters of credit, including $430 million of direct cash funding to the JV to support the construction of Phase 1 and a $195 million LC Facility that can be used as collateral to support reserve account requirements under the DOE Loan. The key terms of the JV Transaction are summarized below:

•
Lithium Americas has a 62% interest in Thacker Pass and will manage the Project (the “Manager”) on behalf of the JV Partners.
•
GM has a 38% interest in Thacker Pass and has committed $625 million in cash and letters of credit to the JV:
o
$330 million cash was contributed to the JV upon closing of the JV on December 20, 2024;
o
$100 million cash is to be contributed to the JV at FID for Phase 1; and
•
$195 million LC Facility to be posted by GM prior to first draw on the DOE Loan.
•
Lithium Americas has contributed $330 million of cash to the JV for its 62% ownership in the Project:
o
$138 million was contributed to the JV upon closing of the JV on December 20, 2024; and
o
$192 million is to be contributed to the JV at FID for Phase 1.
•
The LC Facility provided by GM to the JV as part of its consideration for its equity interest will have no interest and a maturity consistent with DOE Loan requirement that will be withdrawn once replaced with cash that is generated by Thacker Pass.
•
A Board of Directors was established at the JV level to oversee the JV and approve the Project’s budgets and business plans, and implement policies to align with GM’s vendor requirements, including GM’s Human Rights Policy.

As part of the Investment Arrangement, the agreement to supply GM with lithium carbonate production from Thacker Pass (the “Offtake Agreement”) was assigned by Old LAC to the Company. GM agreed to extend its existing Offtake Agreement for up to 100% of production volumes from Phase 1 of Thacker Pass to 20 years to support the maturity of the DOE Loan. On closing of the JV Transaction, GM also entered into an additional 20-year offtake agreement for up to 38% of Phase 2 production volumes and will retain its existing right of first offer on the remaining Phase 2 production volumes.

The Company and GM terminated the Tranche 2 Investment subscription agreement concurrent with the execution of the JV Investment Agreement.

Orion Resource Partners

Subsequent to Q4 2024 on March 6, 2025, the Company announced a strategic investment of $250 million from fund entities managed by Orion, for the development and construction of Phase 1 of the Thacker Pass (“Orion Investment”). Orion has committed to purchase senior unsecured convertible notes in the aggregate principal amount of $195 million (the “Notes”) and enter into a Production Payment Agreement (“PPA”) whereby Orion will pay the Company $25 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass (together, the Notes and PPA represent an aggregate initial investment of $220 million). Orion has committed, subject to the satisfaction of certain conditions precedent, to purchase an additional $30 million in aggregate principal amount Notes within two years (the “Delayed Draw Notes”) upon request by the Company. Together, the Notes, PPA and Delayed Draw Notes represent an aggregate $250 million investment for the development and construction of Phase 1 of Thacker Pass.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

The Notes will mature in 2030 and bear an initial conversion price of $3.78 per share, which represents a 43% premium to Lithium Americas’ 5-day VWAP on the New York Stock Exchange ending on March 5, 2025. Lithium Americas will initially pay interest on the Notes in-kind or in cash at a rate of 9.875% per annum until the maturity of the Notes. Under the terms of the PPA, Orion will receive fixed payments of $128 per tonne ($152 per tonne assuming draw of the Delayed Draw Notes) of the total lithium produced each year at Thacker Pass for a period of 72 quarters after first production. Orion will receive additional variable payments of 0.96% of total gross revenue (1.14% of total gross revenue assuming draw of the Delayed Draw Notes) for the life of the mine. Both fixed and variable payments will only apply to the first 41,500 tonnes of lithium produced each year and are subject to certain adjustments relating to total Phase 1 project costs. The production payments are also subject to certain adjustments related to the tonnage of battery-grade lithium carbonate equivalent sold. The variable payments are also subject to certain adjustments related to the future price of lithium.

Lithium Americas has granted Orion the right to designate an Independent Engineer and an Independent Environmental and Social Consultant to a newly established technical committee of the Company’s management team to monitor development.

Common Shares Offering

On April 22, 2024, the Company completed an underwritten Offering of 55 million Common Shares at an Issue Price of $5.00 per Common Share for aggregate gross proceeds to the Company of $275 million. The net proceeds from the Offering of approximately $262 million are intended to fund the advancement of construction and development of Thacker Pass.

Department of Defense Grant

In August 2024, the Company received approval for a $11.8 million grant from the U.S. Department of Defense to support an upgrade of the local power infrastructure and to help build a transloading facility.

RESULTS OF OPERATIONS

The Year Ended December 31, 2024 compared with the Year Ended December 31, 2023

The following table provides a summary of the Company’s consolidated results of operations for the years ended December 31, 2024, and December 31, 2023.

The selected consolidated financial information set out below has been derived from the Company's audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the related notes thereto.

	Year ended December 31,
(in US$ millions except for share amounts)	2024	2023	Increase/ (decrease)
Exploration expenditures	$0.2	$4.1	$(3.9)
General and administrative expenses	28.1	24.6	3.5
Transaction costs	22.2	10.5	11.7
Gain (loss) on financial instruments measured at fair value	6.7	(31.6)	38.3
Interest expense	-	0.4	(0.4)
Other income (expense)	14.5	3.0	11.5
Net loss	42.6	5.1	37.5
Net loss attributable to LAC stockholders	42.5	5.1	37.4
Net loss per share – basic and diluted	(0.21)	(0.03)	(0.18)
Attributed to common stockholders	(0.21)	(0.03)	(0.18)
Cash, cash equivalents and restricted cash	594.2	195.8	398.4
Mineral properties, plant and equipment, net	398.9	200.6	198.3
Total assets	1,044.9	436.9	608.0
Total liabilities	99.6	52.0	47.6
Total long-term liabilities	41.3	27.4	13.9

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Exploration expenditures decreased to $0.2 million for FY 2024 compared with $4.1 million for FY 2023 due to commencement of construction of Thacker Pass and capitalization of a majority of the project costs from February 1, 2023.

General and administrative expenses for FY 2024 increased to $28.1 million compared with $24.6 million in FY 2023, reflecting full expenses of the Company as a stand-alone entity post-Separation compared with the allocation of salaries and general administrative expenses used for FY 2023 prior to Separation and costs association with the transition from being a foreign private issuer to a domestic filer.

Transaction costs for FY 2024 increased to $22.2 million (2023 - $10.5 million) due to closing of the DOE Loan, JV Transaction and other financing activities in FY 2024 and the 2023 Transaction and the Separation in FY 2023. Loss on change in fair value of the investment in GT1 for FY 2024 decreased to $2.0 million (2023 - $4.9 million).

The gain/loss on investment includes the gain/loss on the Company’s investment in GT1, Ascend Elements and, until October 15, 2024, the GM Tranche 2 liability. The loss on change in fair value of the investment in GT1 of $2.0 million for FY 2024 compared to the loss of $4.9 million for FY 2023, reflecting the publicly-listed share price at these respective dates. The gain on change in fair value of the GM Tranche 2 liability of $0.3 million for FY 2024 compared with a gain of $32.8 million for FY 2023, reflecting the decrease in the market value of the Company’s share price and an increase in the volatility assumption. The loss on change in fair value of the investment in Ascend Elements for FY 2024 of $5.0 million compared with a gain of $3.6 million for FY 2023, reflecting the overall downturn of the battery recycling market in 2024.

The difference between other income (expense) of $14.5 million for FY 2024 compared with $3.0 million for FY 2023 was primarily due to interest earned on higher balances of cash on hand after the Separation and the Offering.

The increase in net loss of $42.6 million for FY 2024 compared with a net loss of $5.1 million for FY 2023 is primarily attributable to the changes in exploration expenses, general and administrative expenses, transaction costs, gain/loss on investments and other income (expense) explained above.

In 2024, total assets increased primarily due to the closing of the Offering and the JV Transaction. Mineral properties, plant and equipment increased due to the capitalization of Thacker Pass construction costs for the full year including engineering, earthworks and the shipping and delivery of the final Workforce Hub modules.

In 2024, total liabilities increased primarily due to the increase in accounts payable and accrued liabilities as a result of an increased level of expenditures, reflecting increased activity at Thacker Pass towards the end of 2024, as well as an increase in lease obligations related to equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has recurring net losses and negative operating cash flows and expects to continue to operate at a loss for the foreseeable future, which includes the period that Thacker Pass Phase 1 is under development. As the Company develops Thacker Pass, it will not generate revenues from operations and there is no expectation to generate any revenue from operations until Thacker Pass begins production. Thacker Pass is targeting completion in late 2027 with ramp up during 2028.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

As at December 31, 2024, the Company had cash, cash equivalents and restricted cash of $594.2 million (December 31, 2023 - $195.5 million); and working capital (non-GAAP) of $543.9 million (December 31, 2023 - $181.3 million).

On October 28, 2024, the Company closed the $2.26 billion DOE Loan under the ATVM Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. The $2.26 billion DOE Loan, with a 24-year maturity, includes principal of $1.97 billion and capitalized interest during construction of $290 million, with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury rates, without any additional credit spread. Lithium Americas has guaranteed the full and timely payment of costs to complete the construction of Thacker Pass and has guaranteed payment of any amounts borrowed under the DOE Loan.

On October 15, 2024, the Company and GM entered into the Investment Agreement to establish the JV for the purpose of funding, developing, constructing and operating Thacker Pass. The JV Transaction delivers $625 million of cash and letters of credit from GM to Thacker Pass. Under the terms of the Investment Agreement, the Company and GM terminated the Tranche 2 subscription agreement and GM acquired a 38% asset-level ownership stake in Thacker Pass. Upon closing of the JV on December 20, 2024, GM contributed cash of $330 million to the JV and also entered into an additional 20-year offtake agreement for up to 38% of Phase 2 production volumes while retaining its existing right of first offer on the remaining Phase 2 production volumes.

On April 22, 2024, the Company completed the Offering for aggregate gross proceeds to the Company of $275 million or net proceeds of approximately $262 million after deducting fees and share issuance costs.

On March 6, 2025, the Company announced a strategic investment by Orion for $250 million in Notes and PPA. In addition, subject to certain conditions precedent, Orion agreed to purchase an additional $30 million in Notes within two years upon request by the Company.

At December 31, 2024, the Company's net assets of $945 million included $817 million held in the JV (inclusive of GM's non-controlling interest) and $368 million held by LN. The DOE Loan imposes certain restrictions on the transfer of assets from LN to the Company, including prohibitions on dividend payments and loans from LN to the Company, the making of other payments to the Company, and transfers of any assets comprising part of the collateral package. Exceptions to such restrictions are possible upon the satisfaction of certain conditions, including attainment of certain construction milestones. The DOE Loan also requires LN to maintain a certain amount of working capital sufficient to cover project-related costs. Under the terms of the JV there are certain additional restrictions on asset transfers from LN to the Company, including transfers of material assets outside of the ordinary course of business or transfers involving assets with a value of greater than $5 million (subject to certain exceptions, including for sales of lithium in the ordinary course of business or sales of non-productive assets with a value of less than $10 million).

The Company believes that it will have sufficient cash resources to carry out its business plans, including the currently planned development activities at Thacker Pass, for at least the next 12 months. Over the long-term, the Company expects to meet its obligations and fund the development of Thacker Pass through its financing plans described above; however, due to the conditions associated with such financings, there can be no assurance that the Company will successfully complete all of its contemplated financing plans. Except as disclosed, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, its liquidity and capital resources either materially increasing or decreasing at present or in the foreseeable future. The Company does not engage in currency hedging to offset any risk of currency fluctuation.

The Company has entered into long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plan as well as development and mining services at Thacker Pass. These agreements contain certain fixed and determinable cost components that are variable based on time and materials. There were no commitments under these agreements at December 31, 2024.

The Company’s contractual obligations, commitments under long-term purchase agreements and other commitments as at December 31, 2024 are disclosed in notes 4, 12, 13 and 25 of the consolidated financial statements for the year ended December 31, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Cash Flow

Cash Flow Highlights	Years ended December 31,
(in US$ millions)	2024	2023
Cash (used) in operating activities	$(13.0)	$(39.5)
Cash (used) in investing activities	(177.7)	(188.9)
Cash provided by financing activities	589.1	423.6
Change in cash and cash equivalents	398.4	195.2
Cash and cash equivalents – beginning of period	195.8	0.6
Cash and cash equivalents – end of period	594.2	195.8

Operating Activities

Cash used in operating activities during the year ended December 31, 2024 was $13.0 million compared with $39.5 million during the year ended December 31, 2023. The decrease is primarily attributable to changes in working capital.

Investing Activities

Cash used in investing activities for the year ended December 31, 2024, was $177.7 million compared with $188.9 million for the year ended December 31, 2023, which reflects a reduced level of construction activity at Thacker Pass in FY 2024 compared with FY 2023. In FY 2024, the Company adjusted timing of construction spending until the DOE Loan closed on October 28, 2024. The Company commenced capitalization of construction costs for Thacker Pass on February 1, 2023.

Financing Activities

Prior to the Separation in FY2023, the Company was funded with $320.1 million in gross proceeds from the General Motors Tranche 1 Investment or capital contributions from Old LAC (recorded within Net former parent investment in equity in the consolidated financial statements). Net former parent investment in equity represents Old LAC’s interest in the recorded net assets and the cumulative net equity investment in LAC North America during the period prior to the Separation on October 3, 2023. Subsequent to October 3, 2023, the impact of funding by parent of LAC North America eliminates on consolidation.

On April 22, 2024, the Company completed the Offering for gross proceeds to the Company of $275 million or net proceeds of $262.2 million after deducting fees and other share issuance costs of $12.8 million.

Cash provided by financing activities for the year ended December 31, 2024 was $589.1 compared with $423.6 million for the year ended December 31, 2023. During the year ended December 31, 2024, the Company closed the Offering for net proceeds of $262.2 million and GM contributed $330 million in net cash pursuant to its obligations upon closing of the Joint Venture on December 20, 2024. During the year ended December 31, 2023, the Company received the Tranche 1 Investment of $320.1 million in cash from GM and was allocated $75 million in working capital (non-GAAP) pursuant to the Separation.

On October 28, 2024, the Company closed a $2.26 billion DOE Loan for financing the construction of the Phase 1 processing facilities at Thacker Pass. The Company expects to first draw on the DOE Loan sometime in Q3 2025. The Company also announced on October 16, 2024 that it established a joint venture with GM for the purpose of funding, developing, constructing and operating Thacker Pass. As part of the closing of the JV Transaction, GM funded $330 million of cash into the JV. GM will make an additional $100 million cash contribution at FID for Phase 1 and will post a $195 million LC Facility prior to first draw on the DOE Loan, which is expected to occur sometime in Q3 2025.

OFF-BALANCE SHEET ARRANGEMENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

As at December 31, 2024, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

DECOMMISSIONING PROVISION AND RECLAMATION BOND

The carrying value of the liability for decommissioning that has arisen to date as a result of exploration and development activities at Thacker Pass as at December 31, 2024 is $0.3 million (December 31, 2023 - $0.1 million). The Company has a $1.7 million reclamation bond payable to the BLM guaranteed by a third-party insurance company. The current approved reclamation cost estimate for the Thacker Pass plan of operations is $47.6 million. Financial assurance of $13.7 million was placed with the agency in February 2023 prior to initiating construction with the remaining amount to be placed as construction activities progress.

CRITICAL ACCOUNTING ESTIMATES

The audited consolidated financial statements have been prepared in accordance with US GAAP. The preparation of the consolidated financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are more fully described in the notes to the audited consolidated financial statements, the Company has included below the accounting policies and estimates critical to its business operations and understanding of its financial results.

Also included below are the key judgments and sources of estimation uncertainty that management has determined could have the most significant impact on the amounts recognized in the audited consolidated financial statements.

Accounting for the Agreements with General Motors

Accounting for the agreements with GM requires management to make judgments in determining that no portion of the investment proceeds by GM were attributable to the Offtake Agreements, which management concluded contained a market pricing structure. The Company’s assessment was informed by a competitive process for the investment and offtake agreements on a combined basis.

The fair value of the Tranche 2 Investment Agreement with GM as of January 1, 2023 and December 31, 2023 involved estimation, which was determined using Monte Carlo simulation. The simulation of the fair value required significant assumptions, including expected volatility of the Company’s share price, a risk- free rate and no expected dividends. On October 15, 2024, the Company and GM terminated the Tranche 2 subscription agreement concurrent with the execution of the JV Investment Agreement.

Commencement of Development of Thacker Pass

The Company determined that Thacker Pass has proven and probable reserves following the release of the Thacker Pass Feasibility Study on January 31, 2023, the receipt of the favorable ruling from the Federal Court for the issuance of the ROD, and the receipt of notice to proceed from BLM on February 7, 2023. The Company entered into an EPCM agreement and other construction-related contracts. Based on these circumstances, management determined that construction of Thacker Pass, including site preparation, geotechnical drilling, water pipeline development and associated infrastructure had commenced. Accordingly, the Company began to capitalize development costs starting February 1, 2023.

Assessment of Impairment of Thacker Pass

On June 30, 2024, the Company determined that an impairment indicator existed for Thacker Pass due to the decrease in market prices of lithium. A recoverability test was conducted by updating the mine model using estimates of long-term lithium pricing from analyst reports to determine whether an impairment existed. The undiscounted cash flows significantly exceeded the carrying value of Thacker Pass and no impairment was identified.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. For asset groups where an impairment loss is determined using the discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected lithium prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of lithium or other commodities that will be obtained after considering losses during processing and treatment. The Company’s estimates of future cash flows are based on numerous assumptions and uncertainties. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, lithium and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

Accounting for Joint Venture with GM

The Company determined that the JV is a variable interest entity due to its reliance on additional financing to complete Phase 1 of the development of Thacker Pass. The Company has determined it is the primary beneficiary of the joint venture due to the relative decision-making power of the parties over the most significant activities of the joint venture. As a result, the Company has consolidated Lithium Nevada Ventures in its consolidated financial statements.

Royalties and Production Payments

Royalties on future production or sales are reported based on their underlying characteristics. When indicated by their terms, royalties and production payments are treated as financial liabilities, such as those subject to call options for a specified price or those sold on proven properties and settleable with cash flows in which the Company has significant continuing involvement.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Consolidated Financial Statements.

USE OF NON-GAAP FINANCIAL MEASURES AND RECONCILIATION

The Company makes reference to certain non-GAAP measures. These measures are not recognized measures under US GAAP, do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those US GAAP measures by providing further understanding of the Company's liquidity from management’s perspective. Accordingly, these measures are not intended to represent, and should not be considered as alternatives to other performance measures derived in accordance with US GAAP as measures of liquidity. In addition to results determined in accordance with US GAAP, the Company uses “working capital”, a non-GAAP measure. This non-US GAAP measure is used to provide investors with a supplemental measure of the Company's liquidity and thus highlight trends in the core business that may not otherwise be apparent when relying solely on US GAAP measures.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

“Working capital” is the difference between current assets and current liabilities. It is a financial measure that has been derived from the Company’s consolidated financial statements and applied on a consistent basis as appropriate. Various assets and liabilities fluctuate significantly from month to month depending on short term liquidity needs. The Company discloses this financial measure because it believes it assists readers in understanding the Company’s financial position and provides further information about the Company’s liquidity to investors.

	December 31, 2024	December 31, 2023	Change
Current assets	$602,175	$205,883	$396,292
Less: current liabilities	58,280	24,587	(33,693)
Working capital (non-US GAAP)	$543,895	$181,296	$362,599

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

The Company’s Chief Financial Officer, with support from the Senior Vice President, Finance and Administration, leads the Company’s overall financial management program and formal enterprise risk management (“ERM”) system and processes that identify, evaluate, prioritize, mitigate and monitor risk. On a quarterly basis, the Company’s leadership team reviews the enterprise risk register, and management presents updates and/or changes, including financial and market risks, to the Audit and Risk Committee and Board.

The Company’s financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit Risk

Credit risk exists with respect to the Company’s cash and cash equivalents, term deposit investments and GM’s LC Facility. All term deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of 90 days or less. The Company is subject to a concentration of credit risk by placing cash and cash equivalents primarily with one Canadian and one U.S. bank. The LC Facility from GM that will be used as collateral to support the reserve account requirements under the DOE Loan will have no interest and a maturity consistent with the DOE Loan that will be withdrawn once replaced with cash that is generated by Thacker Pass.

Interest Rate Risk

The Company’s DOE Loan has a 24-year maturity with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury rates, without any additional credit spread. First draw on the DOE Loan is expected in Q3 2025.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity is to evaluate current and expected liquidity requirements under both normal and stressed conditions to estimate and maintain sufficient reserves of cash and cash equivalents to meet its liquidity requirements in the short and long term. The Company prepares annual budgets, which are regularly monitored and updated as considered necessary. The DOE Loan agreement contains conditions that are required to be met prior to the first and subsequent draws under the loan. GM made a cash contribution of $330 million to the JV upon its formation on December 20, 2024 and will contribute the remaining $100 million in cash upon FID. In addition, GM will post a $195 million letter of credit facility prior to first draw on the DOE Loan, which is expected to occur sometime in Q3 2025..

Commodity Price Risk

The Company’s results of operation will be dependent upon the market prices of lithium products. These lithium products are not quoted on any major commodities market or exchange as these products’ attributes vary and demand is currently constrained to a relatively limited number of purchasers. The market prices published for lithium products can be volatile and are influenced by numerous factors, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products.

Foreign Currency Exchange Rate Risk

The Company operates in both the U.S. and Canada, having employees and corporate offices in both the U.S. and Canada, and Thacker Pass is located in the U.S. Foreign currency exposures are related to buying, selling and financing in currencies other than the functional currencies of its operations. The Company raises funds in U.S. dollars and incurs expenditures substantially in U.S. dollars. At December 31, 2024, the Company’s most significant foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, primarily on corporate general and administrative costs incurred in Canada.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Lithium Americas Corp. (formerly 1397468 B.C. Ltd.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lithium Americas Corp. (formerly 1397468 B.C. Ltd.) and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of loss, of changes in equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

PricewaterhouseCoopers LLP

PwC Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T.: +1 604 806 7000, F.: +1 604 806 7806, Fax to mail: ca_vancouver_main_fax@pwc.com

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 28, 2025

We have served as the Company’s auditor since 2022.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars except for shares in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents (Note 5)	$593,885	$195,516
Receivables (Note 6)	557	4,494
Prepaids and deposits (Note 7)	7,733	5,873
Total current assets	602,175	205,883

Investments measured at fair value (Note 8)	4,152	11,162
Restricted cash	288	288
Mineral properties, plant and equipment, net (Note 9)	398,948	200,558
Deferred financing costs (Note 3)	11,529	-
Other assets (Note 10)	27,852	19,000
Total assets[1]	$1,044,944	$436,891

LIABILITIES
Accounts payable	$700	$4,595
Accrued liabilities (Note 11)	51,764	18,766
Current portion of lease liabilities (Note 12)	5,816	878
GM Tranche 2 liability (Note 4)	-	348
Total current liabilities	58,280	24,587

Royalty and production payment arrangements (Note 13)	20,715	20,747
Lease liabilities (Note 12)	16,821	3,016
Reclamation liabilities	288	112
Other liabilities (Note 12)	3,500	3,500
Total liabilities[1]	99,604	51,962

Commitments (Note 25)

Non-controlling interest (Note 4)	310,336	-

STOCKHOLDERS’ EQUITY
Common stock, no par value, unlimited authorized; 218,465 and 161,778 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	655,068	383,063
Additional paid-in capital	35,618	15,020
Accumulated deficit	(55,682)	(13,154)
Total stockholders’ equity	635,004	384,929
Total liabilities, non-controlling interest and stockholders’ equity	$1,044,944	$436,891

Subsequent event (Note 26)

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Company is the primary beneficiary in a variable interest entity (“VIE”). See Note 2 for further information related to the Company’s VIE. The consolidated assets as of December 31, 2024 include $888,486 of assets for the VIE that can only be used to settle the obligations of the VIE. As of December 31, 2024, the assets include Cash of $452,293; Receivables of $16; Prepaids and deposits of $6,091; Mineral properties, plant and equipment of $402,540; and, Other assets, non-current of $27,546. The consolidated liabilities as of December 31, 2024 of $71,813 include $50,865 of liabilities of the VIE whose creditors have no recourse to the Company. As of December 31, 2024, the liabilities include Accounts Payable of $684; Accrued liabilities of $24,083; Lease liabilities, current of $5,632; Lease liabilities, non-current of $16,678; Reclamation liabilities of $288; and, Other liabilities, non-current of $3,500.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONSOLIDATED STATEMENTS OF LOSS

(Expressed in thousands of U.S. dollars except for per share amounts and shares in thousands)

	Years ended December 31,
	2024	2023
Operating expenses
Exploration expenditures (Note 18)	$(202)	$(4,146)
General and administrative expenses (Note 17)	(28,096)	(24,604)
Total operating expenses	(28,298)	(28,750)
Other income (expense)
Transaction costs (Note 19)	(22,214)	(10,541)
Gain (loss) on financial instruments measured at fair value (Notes 4, 8)	(6,662)	31,557
Interest expense	-	(377)
Other income (expense) (Note 20)	14,541	3,023
Total other income (expense)	(14,335)	23,662
Net loss	$(42,633)	$(5,088)

Net loss attributable to:
Common stockholders	$(42,528)	$(5,088)
Non-controlling interest	(105)	-
Total	$(42,633)	$(5,088)

Net loss per share attributable to common stockholders, basic and diluted (Note 15)	$(0.21)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	200,817	160,363

The accompanying notes are an integral part of the Consolidated Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in thousands of U.S. dollars except shares in thousands)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Net former parent investment	Accumulated deficit	Total equity attributable to LAC shareholders	Non- controlling interest	Total stockholders' equity and non-controlling interest
Balance, January 1, 2023	-	$-	$-	$(55,795)	$-	$(55,795)	$-	$(55,795)
Contribution from former parent	-	-	-	57,301	-	57,301	-	57,301
General Motors transaction (Note 4)	-	-	-	271,737	-	271,737	-	271,737
Shares issued pursuant to Arrangement (Note 1)	160,048	376,128	18,959	(281,309)	-	113,778	-	113,778
Shares issued on conversion of stock-based awards (Note 14)	1,730	6,935	(6,935)	-	-	-	-	-
Net income (loss)	-	-	-	8,066	(13,154)	(5,088)	-	(5,088)
Stock-based compensation (Note 14)	-	-	2,996	-	-	2,996	-	2,996
Balance, December 31, 2023	161,778	$383,063	$15,020	$-	$(13,154)	$384,929	$-	$384,929
Issuance of common stock, net of issuance costs (Note 14)	55,000	262,146	-	-	-	262,146	-	262,146
Shares issued on conversion of stock-based awards (Note 14)	1,687	9,859	(9,859)	-	-	-	-	-
Investment of General Motors in Lithium Nevada Ventures LLC (Note 4)	-	-	19,559	-	-	19,559	310,441	330,000
Net loss	-	-	-	-	(42,528)	(42,528)	(105)	(42,633)
Stock-based compensation (Note 14)	-	-	10,898	-	-	10,898	-	10,898
Balance, December 31, 2024	218,465	$655,068	$35,618	$-	$(55,682)	$635,004	$310,336	$945,340

The accompanying notes are an integral part of the Consolidated Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	Year ended December 31,
	2024	2023
Operating activities
Net loss	$(42,633)	$(5,088)

Adjustments for:
Depreciation	46	135
Stock-based compensation (Note 14)	5,166	5,581
Amortization of right-of-use asset	946	692
(Gain)/loss on financial instruments measured at fair value (Notes 4,8)	6,662	(31,557)
Other items	36	(269)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	3,726	(4,265)
(Increase)/decrease in prepaids and deposits	301	(643)
Decrease in accounts payable	(22)	(1,315)
Increase/(decrease) in accrued liabilities	13,632	(2,109)
Operating lease payments, net of non-cash interest accrual	(873)	(688)
Net cash used in operating activities	(13,013)	(39,526)
Investing activities
Additions to mineral properties, plant and equipment	(177,693)	(188,944)
Net cash used in investing activities	(177,693)	(188,944)
Financing activities
Contributions from former parent	-	45,501
Gross proceeds from GM transaction (Note 4)	-	320,148
Payment of costs related to the GM transaction (Note 4)	-	(16,977)
Cash received pursuant to the Arrangement	-	75,000
Proceeds from issuance of non-controlling interest	330,000	-
Proceeds from public offering, net of issuance costs	262,146	-
Deferred financing costs	(2,235)	-
Principal payments on finance lease obligations	(836)	(34)
Net cash provided by financing activities	589,075	423,638

Net increase in cash, cash equivalents and restricted cash	398,369	195,168

Cash, cash equivalents, and restricted cash, beginning of year [1]	195,804	636
Cash, cash equivalents and restricted cash, end of year [1]	$594,173	$195,804

1.
December 31, 2024 and December 31, 2023 balances include restricted cash of $288.

Supplemental disclosure with respect to cash flows (Note 23)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

1.
BACKGROUND AND BASIS OF PREPARATION

Background and Nature of Operations

Lithium Americas Corp. (the “Company” or “New LAC”) is principally focused on development of Thacker Pass ("Thacker Pass,") a sedimentary-based lithium project located in the McDermitt Caldera in Humboldt County in north-western Nevada, USA. The development of Thacker Pass is undertaken through a joint venture with General Motors Holdings LLC (“GM”) (Note 4).

The Company was incorporated on January 23, 2023, under the Business Corporations Act (British Columbia) in anticipation of separating the North American business (“LAC North America”) from the Company’s former parent, an entity then named Lithium Americas Corp. (“Old LAC,” initially named Lithium Americas (Argentina) Corp. and now Lithium Argentina AG (“Lithium Argentina”)). On October 3, 2023, upon completing the separation transaction (the “Separation”), the Company changed its name from 1397468 B.C. Ltd. to Lithium Americas Corp. The Separation was completed pursuant to a statutory plan of arrangement (the “Arrangement”). As a result, shareholders of the original company, Old LAC, retained their proportionate interests in both Old LAC and the newly formed entity, New LAC, before and after Separation. Following the Separation, Lithium Argentina and the Company became independent public companies. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “LAC.”

To date, the Company has not generated revenues from operations and has relied on equity financings to fund operations. The underlying values of mineral properties, plant and equipment, including Thacker Pass, are dependent on the existence of economically recoverable reserves, maintaining title and beneficial interest in the properties, and the ability of the Company to draw upon debt financing arrangements and raise additional capital to complete development and to attain future profitable operations.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and are presented on a historical cost basis, except as otherwise disclosed. Previously, the Company prepared its consolidated financial statements under IFRS® Accounting Standards as issued by the International Accounting Standards Board as permitted by securities regulators in Canada and in the United States for companies that meet the definition of a Foreign Private Issuer, as defined by the SEC. As of June 30, 2024, the Company determined that it no longer met the definition of a Foreign Private Issuer. As a result, beginning January 1, 2025, the Company is required to follow SEC reporting standards applicable to U.S. domestic issuers and transitioned its accounting from IFRS® Accounting Standards to U.S. GAAP. The transition was made retrospectively for all periods presented and included the adoption of any relevant U.S. GAAP accounting pronouncements.

These consolidated financial statements reflect (i) the activities of the Company from and after the Separation on October 3, 2023, and (ii) the activities of LAC North America on a "carve-out" basis prior to that date. Prior to Separation, LAC North America did not operate as a separate legal entity. The assets, liabilities, and results of operations prior to October 3, 2023 represent those specifically identifiable to LAC North America including assets, liabilities, and expenses relating to Thacker Pass, specified investments, transactions and balances arising from an original investment from General Motors, as well as an allocation of certain costs relating to the management of those relevant assets, liabilities, and results of operations. Such costs have been allocated from the shared corporate expenses of Old LAC based on the estimated level of involvement of Old LAC management and employees with LAC North America.

These consolidated financial statements have been prepared on the assumption that the Company is a going concern and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the next 12 months.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of Lithium Americas Corp., its wholly owned subsidiaries, and a variable interest entity (“VIE”) in which it is the primary beneficiary.

The Company consolidates entities that are VIEs when the Company determines it is the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power (including relative power) to direct the activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

All intercompany balances and transactions between the Company and its subsidiaries have been eliminated on consolidation.

Use of Estimates

Accounting estimates are an integral part of the consolidated financial statements. The preparation of these estimates requires the use of judgments and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.

The most significant areas requiring the use of management estimates and judgement relate to asset retirement obligations, assessments of impairment for Thacker Pass and the fair value of financial instruments including marketable and equity securities. The Company bases its estimates and assumptions on historical experience and other factors believed to be reasonable at the time the estimate was made. However, due to the inherent uncertainties in making estimates, actual results may differ from amounts estimated in these consolidated financial statements and such differences could be material and require adjustments to reported amounts in future periods.

Functional and Reporting Currency

The functional and reporting currency of the Company and each of its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates of exchange prevailing at the consolidated balance sheet dates. Transactions in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate prevailing on the transaction date, and exchange differences arising on remeasurement are recognized in the Consolidated Statements of Loss.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held with banks and highly liquid short-term investments with original maturities of 90 days or less. Because of the short term to maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is presented separately as Restricted cash in the Consolidated Balance Sheets.

Investments

The Company’s investments in equity securities are measured at fair value at each period end with changes in fair value recognized in the Consolidated Statements of Loss.

Mineral Properties, Plant and Equipment

Property, plant and equipment (excluding mineral properties)

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Property, plant and equipment (“PP&E”) is recorded at cost, net of accumulated depreciation. Expenditures for new assets and expenditures that extend the useful lives of existing assets are capitalized. Depreciation of ‘Machinery and equipment’ is computed using the straight-line method over the estimated useful productive life of the assets, which ranges from 5 – 30 years. Leasehold improvements are amortized over the period of the lease or life of the asset, whichever is shorter. Amortization of right-of-use assets is included in depreciation expense.

The assets’ residual values, useful lives, and depreciation methods are reviewed periodically and adjusted, if appropriate, when warranted. Gains or losses arising on the disposal of items of PP&E are determined as the difference between the sale proceeds and the carrying amount of the assets and are recognized in the Consolidated Statements of Loss.

Mineral Properties

Mineral properties are recorded at cost at the acquisition date.

Prior to having proven and probable reserves and the right to exploit a mineral property, a mineral property is in the exploration stage. When the Company has obtained the rights to exploit a mineral property and the property has proven and probable reserves, as defined by S-K 1300, the project is in the development stage and capitalization of mine development project costs begins. Mineral reserves represent the estimate of ore that can be economically and legally extracted from the Company's mining properties.

Costs are capitalized for an ore body in the development stage where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting additional resources to proven and probable reserves. Development costs capitalized in the development stage include engineering and metallurgical studies, drilling and other related costs to delineate an ore body and the removal of overburden to initially expose an ore body at open pit surface mines (pre-stripping).

Mineral properties in the exploration or development stage are not amortized until the underlying property is converted to the production stage, at which point the mineral property will be amortized using the units-of-production method based on the estimated recoverable reserves. The production phase of an open pit mine commences when saleable minerals, beyond a de minimis amount, are produced.

Thacker Pass Construction-in-process (“CIP”) assets

The Company capitalizes costs related to the construction of processing and other facilities associated with specific mineral properties, once the associated mineral property has reached the development phase. CIP assets primarily consist of infrastructure development, camp and lodging expenditures, equipment purchases, salary, consulting and other directly attributable costs incurred during the construction phase. Depreciation related to assets used directly in construction is capitalized. Interest incurred during construction is capitalized. Upon completion of construction, CIP assets are reclassified to the appropriate property, plant and equipment categories and depreciated over their estimated useful lives using the units-of-production method or another appropriate depreciation method.

Impairment of Long-lived Assets

The Company reviews and evaluates its long-lived assets, which include property, plant and equipment, mineral properties, and CIP assets, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events or circumstances that could indicate impairment include, but are not limited to, significant decreases in the market price of the assets, adverse changes in legal factors or the business climate including changes in commodity prices, changes to the extent or manner in which the asset is being used or its physical condition, and costs significantly in excess of the amount originally expected.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment is determined to exist if the total undiscounted projected pre-tax future cash flows are less than the carrying amount of a long-lived asset or asset group. Once it is determined that an impairment exists, an impairment loss is measured and recorded based on the difference between the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts. This process involves significant judgments and estimates including commodity prices, production costs, life of mine plans and discount rates.

On June 30, 2024, the Company determined that an impairment indicator existed for Thacker Pass due to the decrease in market prices of lithium. A recoverability test was conducted by updating the mine model using estimates of long-term lithium pricing from analyst reports to determine whether an impairment existed. The undiscounted cash flows significantly exceeded the carrying value of Thacker Pass and no impairment was identified.

No impairment loss was recognized during the years ended December 31, 2024, and 2023.

Leases

The Company leases office space, equipment, vehicles, and land.

At the inception of a contract, the Company assesses whether a contract is or contains a lease. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If the contract is determined to be a lease, they are classified as either operating or finance leases. Operating and finance lease right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit in the lease cannot be readily determined, the Company utilizes its incremental borrowing rate to determine the present value of future lease payments.

Operating lease ROU assets are included in Other assets, and lease obligations are included in Lease liabilities on the Consolidated Balance Sheets. Finance lease ROU assets are included in Mineral properties, plant and equipment, and lease obligations are included in Lease liabilities on the Consolidated Balance Sheets.

Operating lease costs are recognized on a straight-line basis over the lease term and are included in Operating expenses in the Consolidated Statements of Loss. Finance lease costs are recognized as interest costs based on the effective interest method for the lease liability and straight-line amortization of the ROU asset. Variable lease payments are recognized in the period in which they are incurred.

Leases with a term of one year or less are not recognized on the Consolidated Balance Sheets and are recognized on a straight-line basis. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components.

Royalties and Production Payments

Royalties on future production or sales are reported based on their underlying characteristics. When indicated by their terms, royalties and production payments are treated as financial liabilities, such as those subject to call options for a specified price or those sold on proven properties and settleable with cash flows in which the Company has significant continuing involvement. The Company determines interest expense associated with such financial liabilities based on the amortized cost method using a retrospective approach. Under the retrospective approach, the carrying value of the liability is subsequently measured as the discounted present value of estimated remaining cash flows, using the current effective interest rate derived from the original proceeds, cash flows to date and the estimated remaining cash flows.

Reclamation Liabilities

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Reclamation obligations are initially recognized when incurred and recorded as liabilities at their estimated fair value. The fair value of the liability is determined using expected future cash outflows, discounted to present value using a credit-adjusted risk-free rate. The estimated fair value reflects the cost of decommissioning and restoring the site at the end of the asset’s useful life. The liability is subsequently accreted over time, based on the original discount rate. The corresponding asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the useful life of the related asset.

Reclamation obligations are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, or more frequently if significant changes in estimates occur, the reclamation obligation for its project.

Non-controlling Interests in Lithium Nevada Ventures LLC

As at December 31, 2024, the Company owned a 62% interest in Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”) which holds a 100% interest in Thacker Pass. General Motors Holdings LLC owns the remaining 38% interest in Lithium Nevada Ventures. The Company allocates the equity and income of Lithium Nevada Ventures based on a hypothetical liquidation at book value method.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which results in the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax liabilities are not provided on differences between the carrying value and tax basis of the net equity of foreign subsidiaries, including unremitted earnings when applicable, where such differences are indefinitely reinvested and not expected to reverse in the foreseeable future. A valuation allowance is provided for deferred tax assets if it is determined that the realization of a future tax benefit is not more likely than not.

Stock-Based Compensation

The Company’s equity incentive plan allows for the grant of share options, restricted share units (“RSUs”), performance share units ("PSUs”) and deferred share units ("DSUs”). The cost of equity-settled payment arrangements is recorded based on the estimated fair value at the grant date and charged to earnings over the vesting period.

Each tranche in an award is considered a separate award with its own vesting period and grant date fair value. The fair value of each tranche is measured at the date of grant using the appropriate pricing model, including Black-Scholes option model for options and Monte Carlo simulation methodology for performance share units including a market-related condition. Stock-based compensation expense is recognized over the tranche’s vesting period based on the number of awards expected to vest. The number of awards expected to vest, and the estimated forfeiture rate is reviewed at least annually with any impact being recognized immediately.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reporting period. For periods presented on a "carve-out" basis, the number of shares issued and outstanding upon Separation is used as the denominator in the calculation of basic loss per share.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about effective tax rate reconciliation and additional information on taxes paid that meet a qualitative threshold. The guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands public entities’ segment disclosures by requiring more detailed information about a reportable segment’s profit or loss and assets. ASU 2023-07 applies to all public entities that are required to report segment information in accordance with ASC 280 “Segment Reporting” and was effective for the Company for the fiscal year ended December 31, 2024 and interim periods commencing in fiscal 2025. The adoption did not have a material impact on the consolidated financial statements or disclosures.

3.
U.S. DEPARTMENT OF ENERGY LOAN FACILITY

The U.S. Department of Energy (“DOE”) and the Company’s subsidiary, Lithium Nevada LLC (“LN”) executed a loan agreement on October 28, 2024, for a construction facility with a maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest, provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”), for financing the construction of the processing facilities at Thacker Pass, over the period from the first draw through no later than November 30, 2028. The DOE Loan agreement was amended on December 20, 2024 to give effect to formation of Lithium Nevada Ventures, a joint venture with GM on December 20, 2024 (Note 4) to own a 100% interest in LN, which owns Thacker Pass. Advances under the DOE Loan are subject to certain conditions precedent. As of this date, no amounts have been drawn under the DOE loan.

The DOE Loan agreement contains conditions that are required to be met prior to the first and subsequent draws under the loan, including among others the following conditions to the first draw (i) certifications by LN that project funding is sufficient to achieve project completion by October 31, 2029, (ii) that reserve accounts related to construction contingency and working capital for the production ramp-up period have been funded or collateralized by the GM letters of credit; (iii) that equity commitments provided by the Company and GM for Thacker Pass have been funded and spent on project costs or applied as otherwise permitted under the loan agreement; and (iv) that LN has issued a notice to commence construction under applicable construction contracts.

When drawn, the DOE Loan will bear interest at fixed rates equal to applicable U.S. Treasury rates at the date of each draw. The loan facility includes deferral of interest accrued during construction. Periodic repayments of principal and interest commence January 20, 2029 and include fixed payments and mandatory prepayments based on specified operational and other measures. The loan has a maturity date of October 20, 2048. LN may prepay the loan at any time, subject to certain conditions, by paying principal plus accrued interest on outstanding advances.

Under the terms of the DOE Loan, Lithium Americas Corp. has guaranteed the full and timely payment of costs to complete construction of Thacker Pass and has guaranteed payment of any amounts borrowed under the DOE Loan. As part of this guarantee, Lithium Americas Corp. is an additional primary obligator alongside LN.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The loan and guarantee are secured by, among other things, a pledge of all equity interests of LN, all assets of LN, and all tax credit proceeds received for monetization of tax credits generated by Thacker Pass. Advances under the DOE Loan, cash flows from Thacker Pass, and other amounts received by Lithium Nevada are required to be held in restricted cash accounts owned by LN and managed by a collateral agent. Initial collateral in support of construction contingency requirements and production ramp-up working capital may be provided through the GM letters of credit, rather than being cash-funded.

The Company’s guarantee of the DOE Loan will remain in place until, among other things, (i) project completion has occurred; (ii) LN has paid at least four consecutive quarterly payments from operating revenues after project completion; and (iii) all reserve accounts are funded as required by the loan agreements.

The DOE loan contains a variety of financial and nonfinancial compliance covenants. In the event of noncompliance with certain covenants, the DOE has the right to terminate the facility and demand any outstanding amounts immediately due and payable.

Transaction costs, including legal, professional and advisory fees incurred related to the DOE Loan, were expensed prior to the closing of the DOE Loan on October 28, 2024. Subsequent to the closing, transaction costs of $11,529 have been deferred and will be amortized over the term of the DOE Loan.

4.
TRANSACTIONS WITH GENERAL MOTORS HOLDINGS LLC

Joint Venture with GM

On October 15, 2024, the Company and GM entered into an investment agreement (“GM Investment Agreement”) to establish a joint venture (the “JV”) for the purpose of funding, developing, constructing and operating Thacker Pass. The GM Investment Agreement replaced the previous Tranche 2 Investment Agreement with GM. The transaction closed and the JV was formed on December 20, 2024. Prior to establishing the JV, the Company reorganized its holdings of Thacker Pass under a new subsidiary, Lithium Nevada Ventures, which became the joint venture entity. Lithium Nevada Ventures’ wholly owned subsidiary LN directly owns the Thacker Pass assets and operations. The JV replaced the Previous GM Agreement and Tranche 2 Investment Agreement (see Previous GM Investment and Tranche 2 Investment Agreement section below).

As of closing of the JV on December 20, 2024, the Company owned a 62% majority equity interest in the JV and operates the joint venture through its majority voting rights and a management services agreement under which the Company provides executive level, administrative and other services to the JV. GM owns 38% interest in the joint venture. In exchange for a 38% membership interest in Lithium Nevada Ventures, GM contributed $330 million of cash and committed to provide a $195 million letter of credit facility to support collateral requirements under the DOE Loan. The Company contributed a further $138 million in cash to the JV and provided additional financial support in the form of a guarantee of the DOE loan and deferral of management fees and cost reimbursements. Upon reaching Final Investment Decision (“FID”), GM will contribute a further $100 million in cash.

In connection with the establishment of the JV, the Company and GM: (a) extended GM’s offtake agreement for up to 100% of production volumes from Phase 1 of Thacker Pass to 20 years, to coincide with the expected maturity of the DOE Loan; and (b) entered into an additional offtake agreement for up to 38% of Phase 2 production. See GM Offtake Agreements below.

The Company and GM have provided additional financial support to the JV. The Company has guaranteed the timely payment of costs to complete construction and the full amount borrowed under the DOE Loan and is considered a co-borrower. In addition, the Company’s entitlement to management fees and reimbursement of specified costs are deferred until the JV has generated sufficient funds to support distribution to the joint venture members. GM has committed to provide $195 million in letters of credit to

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

support the collateral requirements of the DOE Loan, as described above. The Company and GM recover any amounts funded through the additional financial support as distributions from the joint venture. The additional financial support is eligible for gradual release, as construction of Thacker Pass is complete and the joint venture’s operations are able to support the collateral requirements associated with the DOE Loan and make distributions to the joint venture members.

The Company has determined that the JV is a variable interest entity due to its reliance on additional financing to complete Phase 1 of the development of Thacker Pass. The Company has determined it is the primary beneficiary of the joint venture due to the relative decision-making power of the parties over the most significant activities of the joint venture. As a result, the Company has consolidated Lithium Nevada Ventures in these consolidated financial statements.

The net assets, respective interests and non-controlling interest of Lithium Nevada Ventures as of December 31, 2024, are as follows:

December 31, 2024
Assets	$888,486
Liabilities	(71,813)
Net assets	$816,673

GM’s non-controlling interest	$310,336
The Company’s controlling interest	506,337
Net assets	$816,673

Non-controlling interest in Lithium Nevada Ventures
On initial recognition as at December 20, 2024	$310,441
Non-controlling interests share of loss	(105)
Balance at December 31, 2024	$310,336

The assets of the JV, including cash of $452,293 at December 31, 2024, can only be used to settle the obligations of the JV and are not available to the Company for general corporate purposes.

The Company’s maximum exposure to loss includes (i) the carrying value of the Company’s interest as shown above; (ii) upon funding of the DOE Loan, (a) all costs necessary to achieve completion of construction of Thacker Pass; and, (b) all outstanding borrowings and interest thereon under the $2.26 billion DOE loan ($nil outstanding at December 31, 2024); and (iii) costs associated with the management services agreement and incentive compensation for personnel involved in the JV, to the extent such amounts cannot be supported by the operations of the JV (negligible as at December 31, 2024).

The Company allocates income and net assets between the controlling and non-controlling interests based on a hypothetical liquidation at book value.

The JV agreement contains certain conditions which, if not met, could require the JV to repurchase GM’s non-controlling interest. In the event the DOE loan is terminated prior to reaching a FID in relation to the Phase 1 of Thacker Pass, GM has the option to sell its equity back to the JV and receive a return of its capital contribution of $330 million, less $10 million. In addition, GM’s investment is subject to ongoing covenants related to the JV’s compliance with specified laws and regulations. In the event the JV or parties acting on its behalf (including employees, directors, officers, the Company and others) do not comply with these provisions and such noncompliance is not cured and corrected in all material respects within specified periods, GM may pursue any one, or a combination, of the following remedies: (a) sell all or a portion of its equity interest in the JV to a third party; (b) put all or a portion of its equity back to the JV for (i) $1, if the DOE loan is then in effect or (ii) if the DOE Loan has been terminated, at a price equal to the greater of the fair value, book value or the aggregate GM contribution of such equity on a per share basis, limited to the

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

availability of funds in the JV in excess of those needed for the JV to continue as a going concern. As a result of these provisions, which are outside the Company’s control, the non-controlling interest is presented as temporary equity. No adjustment has been made to the carrying value of non-controlling interest due to these provisions, as the Company has determined it is not probable at the balance sheet date that either of these put options will become exercisable.

GM Offtake Agreements

Pursuant to an offtake agreement, GM is required to purchase lithium production from Thacker Pass Phase 1, equal to 20% of GM’s specific lithium requirements, up to 100% of Phase 1 production volume. The Company and GM have also entered into an offtake agreement pursuant to which GM is entitled to purchase up to 38% of Phase 2 production. Both offtake agreements include a price based on prevailing market conditions.

Previous GM Agreement and Tranche 2 Investment Agreement

Upon Separation from Old LAC, the Company succeeded to Old LAC’s position in a $650 million investment agreement (the “Original GM Transaction”) entered into on January 30, 2023 to partially fund the construction and development of Thacker Pass. The Original GM Transaction was comprised of two tranches, with GM having made a $320 million first tranche investment (the “Tranche 1 Investment”) in the shares of Old LAC and a planned second tranche subscription agreement of up to $330 million (the “Tranche 2 Investment”) to be made upon satisfaction of certain conditions including securing of sufficient funding to complete the development of Phase 1 of Thacker Pass. The net proceeds of the Tranche 1 Investment were recorded, net of $33,194 allocated to the Tranche 2 subscription agreement, as a contribution from Old LAC to LAC North America, net of allocated transaction costs of $15,217.

Upon Separation, GM became a shareholder in the Company. The GM Tranche 2 Investment agreement remained in effect until October 15, 2024, the date the GM Investment Agreement closed and pursuant to which the formation of the JV was agreed by the Company and GM.

The Tranche 2 Investment agreement, as amended, provided that GM would purchase common shares of New LAC by December 31, 2024, for an aggregate purchase price of up to $329,852, with the number of shares to be determined using a price equal to the lower of (a) the 5-day volume weighted average share price and (b) $17.36 per share.

GM’s share subscription under the Tranche 2 Investment agreement was reported as a financial liability until its termination, because the agreement provided for the issuance of a variable number of shares for the fixed subscription price and was settleable through shares of the Company after Separation. The financial liability was initially and subsequently measured at fair value, with changes recorded in gain (loss) on financial instruments measured at fair value in the Consolidated Statements of Loss. Transaction costs of $1,760 allocated to the Tranche 2 Investment were expensed.

Changes in the fair value of the liability associated with the Tranche 2 Investment are summarized as follows (Note 24):

On initial recognition as at January 30, 2023	$(33,194)
Gain on change in fair value	32,846
As at December 31, 2023	(348)
Gain on change in fair value	348
As at termination on October 15, 2024	$-

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

5.
CASH AND CASH EQUIVALENTS

	December 31, 2024	December 31, 2023
Cash	$593,885	$12,050
Cash equivalents	-	183,466
Total	$593,885	$195,516

As at December 31, 2024, $778 of cash was held in Canadian dollars (December 31, 2023 – $8,476), and $593,107 in US dollars (December 31, 2023 – $187,040). The majority of the Company’s cash is available only for use in relation to Thacker Pass and is not available for general corporate purposes.

The Company is subject to a concentration of credit risk in relation to cash and cash equivalents and receivables. The Company’s maximum exposure to credit risk for cash and cash equivalents and receivables is the amount disclosed in the Company’s Consolidated Balance Sheets. All term deposits are held through two Canadian chartered banks with investment-grade ratings and have maturities of 90 days or less. The Company is subject to a concentration of credit risk by placing cash and cash equivalents primarily with one Canadian and one U.S. bank. The Company regularly reviews its cash and cash equivalents and receivables, as well as economic conditions, to determine whether an allowance for expected losses is necessary.

6.
RECEIVABLES

	December 31, 2024	December 31, 2023
Receivable from Lithium Argentina	$-	$2,921
Interest receivable	394	1,573
Other	163	-
Total	$557	$4,494

7.
PREPAIDS AND DEPOSITS

	December 31, 2024	December 31, 2023
Prepaids	$7,469	$5,781
Deposits	264	92
Total	$7,733	$5,873

8.
INVESTMENTS MEASURED AT FAIR VALUE

	December 31, 2024	December 31, 2023
Investments in GT1 (ASX;GT1) (Note 24)	$537	$2,580
Investments in Ascend Elements (Note 24)	3,615	8,582
Total	$4,152	$11,162

The Company holds 13,301 common shares (representing approximately 3% ownership) of Green Technology Metals Limited (ASX: GT1) (“GT1”), a North American focused lithium exploration and development public company with hard rock spodumene assets in north-western Ontario, Canada. A loss on change in fair value of GT1 of $2,043 for the year ended December 31, 2024 (2023 - $4,871) was recognized in the Consolidated Statements of Loss.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

At December 31, 2024, the Company holds 806 series C-1 preferred shares of Ascend Elements, Inc. (“Ascend Elements”), a private US based lithium-ion battery recycling and engineered material company. A loss on change in fair value of Ascend Elements at December 31, 2024 of $4,967 (2023 - gain of $3,582) determined based on the Company’s assessment of the fair value, was recognized in the Consolidated Statements of Loss. The Company accounts for the Ascend Elements equity investment at fair value, which was based on a review of Ascend Elements’ business developments, financings and trends in the share prices of other companies in the same industry sector.

9.
MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET

	December 31, 2024	December 31, 2023
Thacker Pass	$378,957	$199,060
Machinery and equipment	2,638	2,622
Finance lease right-of-use assets	19,948	236
Other	1,116	892
Total mineral properties, plant and equipment	402,659	202,810
Accumulated depreciation	(3,711)	(2,252)
Total mineral properties, plant and equipment, net	$398,948	$200,558

10.
OTHER ASSETS

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$3,458	$3,685
Prepaid insurance, Thacker Pass	-	2,456
Deposits on long-lead equipment	24,394	12,859
Total	$27,852	$19,000

Operating lease right-of-use assets include office leases and a land lease associated with Thacker Pass.

11.
ACCRUED LIABILITIES

Accrued liabilities are comprised of the following items:

	December 31, 2024	December 31, 2023
Trade accruals	$43,621	$11,881
Employee-related benefits	8,143	6,885
Total	$51,764	$18,766

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

12.
LEASES AND OTHER LIABILITIES

Lease liabilities include the following:

	December 31, 2024	December 31, 2023
Finance Leases
Vehicle and equipment leases	$4,782	$47
Operating Leases
Office leases	963	763
Land lease	71	68
Current portion of lease liabilities	$5,816	$878

Finance Leases
Vehicle and equipment leases	$14,230	$69
Operating Leases
Office leases	787	1,164
Land lease	1,804	1,783
Non-current portion of lease liabilities	$16,821	$3,016

Leases for office space, vehicles and equipment have a range of terms between 2 to 5 years with remaining lease terms ranging from 0.5 to 4 years at December 31, 2024. The land lease for land near the City of Winnemucca, Nevada has a term of 40 years from signing in November 2023.

The following is a schedule of future minimum lease payments under noncancellable finance and operating leases as of December 31, 2024.

	Operating Leases	Finance Leases
2025	$1,098	$6,128
2026	739	5,721
2027	156	5,320
2028	147	4,941
2029	80	-
Thereafter	4,709	-
Total minimum lease payments	6,929	22,110
Less: amounts representing interest	(3,304)	(3,098)
Present value of net minimum lease payments	3,625	19,012
Less: current portion of lease liabilities	(1,034)	(4,782)
Non-current lease liabilities	$2,591	$14,230

Other liabilities

A third-party mining contractor has been contracted to design, consult and conduct mining operations of Thacker Pass. The service provider provided an advance of $3,500. The Company will pay a success fee to the mining contractor of $4,675 upon achieving certain commercial mining milestones or repay the $3,500 advance without interest if such commercial mining milestones are not met.

13.
ROYALTY AND PRODUCTION PAYMENT ARRANGEMENTS

The Company is subject to commitments for royalty and other payments to be made on Thacker Pass and other exploration assets as set out below. These amounts will only be payable if the Company continues

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

to hold the subject claims in the future and the royalties will only be incurred if the Company commences production from Thacker Pass or other subject claims.

The Company is obligated to pay an 8% gross revenue royalty for sales on production from all Thacker Pass mineral claims up to a cumulative payment of $22,000, after which the royalty rate is reduced to 4% for the remaining life of the project. The Company has the option at any time to reduce the royalty to 1.75% through payment of $22,000. The portion of the royalty subject to repurchase has been recorded as a financial liability carried at amortized cost. At December 31, 2024, the royalty obligation was $20,715 (December 31, 2023 - $20,747). The Company is also obligated to pay a 20% royalty on revenue solely in respect of uranium sales, if any.

14.
STOCKHOLDERS’ EQUITY

Share Capital

The Company is authorized to issue an unlimited number of common shares. At December 31, 2024, 218,465 (December 31, 2023 - 161,778) common shares were issued and outstanding.

Equity Financing

On April 22, 2024, the Company completed an underwritten public offering of 55 million common shares at a price of $5.00 per common share for aggregate gross proceeds to the Company of $275,000 (net proceeds of $262,146) for the intended purpose of advancing construction and development of Thacker Pass.

Equity Incentive Plan

In connection with the completion of the Separation, the Company adopted an equity incentive plan (the “Equity Incentive Plan”), which includes stock options, RSUs, DSUs, and PSUs up to an aggregate total of 8.9% of the Company’s issued and outstanding common stock. All instruments issued under the Equity Incentive Plan are classified as equity and presented in Common stock.

In connection with the Arrangement, holders of all awarded Old LAC RSUs, DSUs, and PSUs (collectively, the “Old LAC Units”) received, in lieu of such outstanding Old LAC Units, equivalent incentive securities of the Company and of Lithium Argentina. On October 3, 2023, 2,171 RSUs, 225 DSUs, and 1,037 PSUs were issued in connection with the Arrangement. Stock-based compensation expense of $6,462 for the period from January 1 to October 2, 2023 was included as part of the Net former parent investment.

Stock-based compensation for the following equity instruments is as follows. For the year ended December 31, 2024, $5,166 (December 31, 2023 - $7,619) was recognized in General and administrative expense with the remainder in Exploration expense.

	For the year ended December 31,
	2024	2023
Restricted share units	$3,048	$2,568
Deferred share units	613	128
Performance share units	1,505	3,013
Allocations from former parent during carve-out period	-	2,007
Total	$5,166	$7,716

During the year ended December 31, 2024, stock-based compensation related to RSUs of $2,387 was capitalized to Thacker Pass (2023 - $1,460). During the year ended December 31, 2024, stock-based

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

compensation related to PSUs of $299 was capitalized to Thacker Pass (2023 - $256). At December 31, 2024, $613 of stock-based compensation related to DSUs was accrued for the year ended December 31, 2024 (2023 - $128) with $589 charged to additional paid-in capital for the year ended December 31, 2024 (2023 - $nil).

Restricted Share Units

The Company grants RSUs to executives and eligible employees with RSUs vesting either immediately or ratably over a three-year service period. The Company settles all RSUs in common shares at the direction of the holder, once vested. The total estimated fair value of RSUs granted was $9,337 for the year ended December 31, 2024 (2023 - $4,878) based on the market value of the Company’s common shares on the grant date with a weighted average fair value of $4.82 at December 31, 2024 (2023 – $7.29). As at December 31, 2024, there was $4,206 (2023 - $4,642) of total unrecognized stock-based compensation expense relating to unvested RSUs. At December 31, 2024, unrecognized compensation costs related to unvested RSUs is expected to be recognized over approximately 3 years. During the year ended December 31, 2024, 642 RSUs were issued for settlement of the 2023 annual bonuses totaling $3,070, which were accrued at December 31, 2023.

A summary of changes to the number of outstanding RSUs is as follows:

Number of Shares
RSUs issued on Separation	2,171
Vested and converted into common shares	(1,191)
Granted after Separation	670
Outstanding - December 31, 2023	1,650
Vested and converted into common shares	(1,310)
Granted	1,936
Cancelled	(198)
Outstanding - December 31, 2024	2,078

Deferred Share Units

The Company grants DSUs to eligible directors of the Company. DSUs vest immediately and are redeemable for common shares following retirement or termination from the board of directors.

A summary of changes to the number of outstanding DSUs is as follows:

Number of Shares
DSUs issued on Separation	225
Converted into common shares	(130)
Outstanding - December 31, 2023	95
Granted	157
Outstanding - December 31, 2024	252

Performance Share Units

The Company grants PSUs to certain executives. PSUs generally vest after three years subject to performance conditions and/or multipliers. The fair value of PSUs granted is estimated using a valuation model based on a Monte Carlo simulation model, which calculates potential outcomes and the probability weighted average payout. The fair value is estimated using inputs including: (a) the share price at the valuation date in USD of the Company and peer companies; (b) the share volatility of the Company and peer companies over the vesting period; and (c) the risk-free rate based on U.S. Treasury yields matching the PSU vesting period. The total estimated fair value of the PSUs granted in 2024 was $2,793 (2023 -

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

$3,952 on a carve-out basis) based on a Monte Carlo simulation. The assumptions underlying these calculations are the closing share prices and volatility of the Company and its peer group, the risk-free rate derived from the U.S. Treasury curve, and a correlation matrix of share price returns calculated over a historical period of three years. PSUs vest and holders are entitled to them on the expiry of the applicable restricted period (vesting period) in the amount equal to the number granted multiplied by a final performance multiplier, which is determined based on the performance of the Company’s share price relative to a selected group of peer companies.

As at December 31, 2024, unrecognized stock-based compensation expense related to unvested PSUs granted was $2,434 (2023 – $2,174). The fair value of PSUs granted by Old LAC pre-Separation was estimated based on a Monte Carlo simulation using relevant assumptions at the date of grant.

A summary of changes to the number of outstanding PSUs is as follows:

Number of Shares
PSUs issued on Separation	1,037
Converted into common shares	(409)
Outstanding - December 31, 2023	628
Converted into common shares	(377)
Granted to employees and directors	442
Cancelled	(116)
Outstanding - December 31, 2024	577

15.
LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss attributable to the Company’s shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similar to basic net loss per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of equity instruments, if dilutive. Potentially dilutive common shares include stock options, RSUs, DSUs, and PSUs. For the year ended December 31, 2023, the number of shares assumed to be outstanding during the period prior to Separation was the number of common shares issued on October 3, 2023 as a result of the Arrangement.

16.
RELATED PARTY TRANSACTIONS

Upon closing of the Arrangement, the Company entered into a Transition Services Agreement (“TSA”) with Lithium Argentina whereby each company provided to the other company various accounting, payroll and other technical services. The TSA was terminated on October 2, 2024.

The Company's key management includes the executive management team who supervise day-to-day operations and independent director on the Company's Board of Directors who oversee management. Their compensation is as follows:

	For the year ended December 31,
	2024	2023
Salaries, benefits and directors' fees included in the Consolidated Statements of Loss	$3,903	$3,980
Salaries, benefits included in mineral properties, plant and equipment, net	-	818
Stock-based compensation	3,182	3,208
Total	$7,085	$8,006

The above numbers represent an allocation of the remuneration of those directors and key management personnel of LAC North America for the period January 1, 2023 to October 2, 2023 on a carve-out basis

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

plus actual expenses for the period October 3, 2023 to December 31, 2023 and actual expenses for year ended December 31, 2024.

17.
GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the Company’s general and administrative expenses, which represent the activity of LAC North America for the period January 1, 2023 to October 2, 2023 on a carve-out basis plus actual expenses for the period October 3, 2023 to December 31, 2023 and actual expenses for year ended December 31, 2024:

	For the year ended December 31,
	2024	2023
Salaries, benefits and directors’ fees	$12,564	$7,847
Stock-based compensation	5,166	7,619
Professional fees	3,239	2,525
Office and administration	4,558	4,633
Regulatory and filing fees	672	374
Travel	263	450
Investor relations	1,588	998
Depreciation	46	158
Total	$28,096	$24,604

18.
EXPLORATION EXPENDITURES

The following table summarizes the Company’s exploration expenditures:

	For the year ended December 31,
	2024	2023
Consulting and salaries	$-	$2,405
Stock-based compensation	-	97
Engineering	-	782
Permitting, environmental and claim fees	202	615
Field supplies and other	-	14
Depreciation	-	135
Drilling and geological expenses	-	98
Total	$202	$4,146

19.
TRANSACTION COSTS

Prior to determining an underlying transaction is probable, the Company expenses transaction costs as incurred. Transactions that are subject to completion pending a final investment decision are not considered probable prior to such decision. The Company also expenses transaction costs associated with the origination of financial instruments that will be subsequently measured at fair value. The Company has expensed transactions costs in relation to the following transactions and has presented these costs in Other income (expense) in the Consolidated Statements of Loss:

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	For the year ended December 31,
	2024	2023
DOE Loan	$6,487	$3,138
Separation	-	4,626
General Motors original investment	-	2,777
GM’s non-controlling interest related to the JV	14,046	-
Other financing activities	1,681	-
Total	$22,214	$10,541

20.
OTHER INCOME (EXPENSE)

	For the year ended December 31,
	2024	2023
Interest earned on cash deposits	$14,738	$2,945
Other	(197)	78
Total	$14,541	$3,023

21.
SEGMENTED INFORMATION

The Company’s President & Chief Executive Officer and its Executive Chairman combined to form the Chief Operating Decision Maker (“CODM”) of the Company throughout 2024. The CODM evaluates how the Company allocates resources, assesses performance and makes strategic and operational decisions. Based upon such evaluation, the Company has determined that the Company operates in one operating and reporting segment as well as one geographical area, monitored on a consolidated basis consistent with the full entity reporting. Substantially all the assets and the liabilities of the Company relate to Thacker Pass.

The accounting policies of the segment are described in the summary of accounting policies. The CODM determines how to allocate resources based on projected funding requirements related to the advance of construction and development at Thacker Pass. Net loss, expense and asset reporting to the CODM is as presented in the consolidated financial statements.

22.
INCOME TAXES

Income tax recognized in profit or loss is comprised of the following:

For the year ended December 31,
	2024	2023
Current income tax	$-	$-
Deferred income tax	-	-
Total income tax expense (benefit)	$-	$-

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

A reconciliation of income taxes at the Canadian statutory federal rate of 15% is as follows:

	For the year ended December 31,
	2024	2023
Loss from continuing operations before taxes	$(42,633)	$(5,088)
Statutory tax rate	15%	15%
Expected income tax benefit	(6,395)	(763)

Reconciling items:
Non-taxable items	(1,582)	(6,517)
Effect of provincial and foreign tax rate differences	(4,662)	96
Changes in valuation allowance	12,639	7,184
Total income tax expense (benefit)	$-	$-

Income tax amounts related to periods prior to the Separation have been calculated as if LAC North America had filed tax returns on a stand-alone basis.

The significant components of deferred income tax assets and liabilities were:

	For the year ended December 31,
	2024	2023
Deferred income tax assets:
Non-capital loss carryforwards	$58,371	$47,537
Share issuance costs	3,139	-
Exploration assets	7	3,672
Property, plant and equipment	3,703	-
Investment measured at fair value	592	1,004
Stock-based compensation	112	-
Other items	449	5,923
	66,373	58,136
Less: valuation allowance	(63,617)	(47,508)
Total deferred income tax assets	$2,756	$10,628

Deferred income tax liabilities:
Investment in JV	$(2,756)	$-
Thacker Pass development costs	-	(4,230)
Investment measured at fair value	-	(484)
Stock-based compensation	-	(5,722)
Other	-	(192)
Total deferred income tax liabilities	$(2,756)	$(10,628)

Deferred income tax assets, net	$-	$-

The Company has non-capital loss carryforwards (i) in the US of approximately $257,555 (2023 - $219,311) of which $38,756 expires between 2029 and 2037 and the remaining amount has no fixed date of expiry and (ii) Canada of $15,870 (2023 - $5,488) expiring in 2044. The non-capital loss carryforwards are available to reduce taxable income in the US and Canada, respectively.

The Company has recognized a valuation allowance to the extent the recovery of deferred tax assets cannot be supported by the reversal of taxable temporary differences, as recovery of these deferred tax assets is not considered “more likely than not”.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

23.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Other cash information during the years ended December 31 were as follows:

	For the year ended December 31,
	2024	2023
Interest received on cash deposits	$15,918	$1,373
Interest paid	$(268)	$(168)
Non-cash investing and financing activities
Total non-cash additions to mineral properties, plant and equipment composed of:	$22,208	$5,611
Right-of-use assets obtained in exchange for new finance lease liabilities	19,731	144
Capitalization of stock-based compensation	4,255	1,716
Capitalization of depreciation	1,432	587
Capitalization of non-cash interest	(32)	2,846
Other non-cash transactions including working capital changes	(3,178)	318
Right-of-use assets obtained in exchange for new operating lease liabilities	$719	$-
Increases to net investment in parent due to stock-based compensation	$-	$2,007

24.
FAIR VALUES OF FINANCIAL INSTRUMENTS
(a)
Financial instruments not measured at fair value

Except as disclosed below, the carrying value of the financial assets and liabilities, where the measurement basis is other than fair value, approximate their fair values due to the immediate or short-term nature of these instruments considering there have been no significant changes in credit and market interest rates since original date. Cash and cash equivalents, receivables, accounts payable and royalty obligations are measured at amortized cost.

(b)
Measurement of fair value

Financial instruments recorded at fair value on the Consolidated Balance Sheets and presented in fair value disclosures are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels:

•
Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;
•
Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•
Level 3 – Inputs for assets and liabilities that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified in the lowest level of the hierarchy for which a significant input has been considered in measuring fair value.

The following table identifies the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. The carrying value is equal to the fair value at each date reported. At December 31, 2024 and December 31, 2023, there were no financial assets and financial liabilities measured and recognized at fair value on a non-recurring basis subsequent to initial recognition.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

		Fair Value at
	Category	December 31, 2024	December 31, 2023
Financial assets
Investment in GT1 (Note 8)	Level 1	$537	$2,580
Investment in Ascend Elements (Note 8) [1]	Level 3	3,615	8,582
		$4,152	$11,162
Financial liabilities
GM Tranche 2 liability (Note 4) [2]	Level 2	$-	$348
		$-	$348

1
The fair value was based on a review of Ascend Elements’ business development, financings and trends in the share prices of other companies in the same industry sector.
2
The fair value of the Tranche 2 Investment liability as at January 30, 2023, was determined using a Monte Carlo simulation with the following inputs and assumptions with respect to shares of Old LAC: expected volatility of 58.34%, share price of $21.99, risk-free rate of 4.77%, and no expected dividends. The fair value of the Tranche 2 Investment liability as of December 31, 2023, was estimated with the following inputs and assumptions with respect to shares of New LAC: expected volatility of 71.26%, share price of $6.40, risk-free rate of 5.54%, and no expected dividends. The gain on change in the fair value has been recognized in Gain (loss) on financial instruments measured at fair value under Other income (expense) in the Consolidated Statements of Loss.

The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of December 31, 2024 and December 31, 2023, this includes the royalty obligation (Note 13). At December 31, 2024, the carrying value of the royalty obligation was $20,715 and the estimated fair value was $15,563. At December 31, 2023, the carrying value of the royalty obligation was $20,747 and the estimated fair value was $16,428. The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a weighted average discount rate of 12.3% at December 31, 2024 (December 31, 2023 – 11.7%).

25.
COMMITMENTS

The Company has entered into certain long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. These agreements contain certain fixed and determinable cost components, as well as components that are variable based on time and materials. There were no commitments under these agreements at December 31, 2024.

Transload Terminal Services Agreement and U.S. Department of Defense Grant

LN is party to a Transload Terminal Services Agreement (the “Terminal Agreement”) executed on October 28, 2024, to finance the construction of a railcar and truck terminal (the “Terminal”) in Winnemucca, Nevada. The initial term of the Terminal Agreement is 10 years with two automatic extensions of 5 years each. A third-party developer has agreed to fund approximately $95 million to finance the construction of the Terminal through a finance lease to the Company. Under the terms of the lease, the Company expects lease payments to be approximately $20.5 million per year for each of the first 10 years and $6.7 million per year for each of the second 10 years, with an early buyout option to purchase the Terminal. The total amount funded by the third-party developer and the amount of the future lease payments will be determined upon commencement of the lease at a future date. The arrangement is a build-to-suit arrangement and the Company has been involved in the design and construction of the Terminal prior to the anticipated lease commencement. Accordingly, the Company has determined it controls the Terminal during the construction period and will record construction costs incurred during the construction period as a construction-in-process asset and a related financing obligation on the Company’s Consolidated Balance Sheets. At

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

December 31, 2024, construction of the Terminal had not commenced. The Company’s interest in the Terminal Agreement serves as collateral under the DOE Loan (Note 3).

While not a commitment of the Company, on August 5, 2024, the Company received approval for a $11.8 million grant from the U.S. Department of Defense to support an upgrade of the local power infrastructure and to help build a transloading facility, which is part of the construction of the Terminal. The monies available under the grant will be available as costs are incurred.

26.
SUBSEQUENT EVENT

On March 6, 2025, the Company announced a strategic investment of $250 million from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), which is expected to achieve fully funded status at the project level and corporate level for the development and construction of Thacker Pass Phase 1 for the duration of construction.

Orion has committed to purchase senior unsecured convertible notes in the aggregate and principal amount of $195 million (the “Notes”) and enter into a Production Payment Agreement (“PPA”) whereby Orion will pay the Company $25 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass (together, the Notes and PPA represent an aggregate initial investment of $220 million). Orion has committed, subject to the satisfaction of certain conditions precedent, to purchase an additional $30 million in aggregate principal amount Notes within two years, upon request by the Company.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based on the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Item 9B: Other Information

Trading Arrangements

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

DIRECTORS OF REGISTRANT

Director Profiles

The following profiles provide information about our current directors, including their backgrounds, experience, current directorships, and the Board committees they sit on. Additional information regarding skills and experience of the Company’s directors can be found in the Mix of Skills and Experience section below.

Board committees are abbreviated in this Form 10-K as shown in the table below.

Committee	Abbreviation
Audit and Risk Committee	A&R Committee
Compensation and Leadership Committee	C&L Committee
Governance and Nomination Committee	G&N Committee
Safety and Sustainability Committee	S&S Committee
Technical Committee	Technical Committee

Director and Executive Chair of the Company Residence: Toronto, Ontario, Canada Age: 61 Director since: 2023 Gender: Male

Kelvin Dushnisky Non-Independent

Mr. Dushnisky is the Executive Chair of the Company. He joined the Board in October 2023, and served as a Director of Old LAC from June 2021 to October 2023. Mr. Dushnisky served as Chief Executive Officer and a member of the Board of Directors of AngloGold Ashanti PLC from 2018 to 2020. There he led the execution of the organization’s strategic priorities and oversaw a global portfolio of mining operations and projects in Africa, South America and Australia, along with exploration interests and investments in Canada and the USA. Prior to AngloGold Ashanti, Mr. Dushnisky had a sixteen-year career with Barrick Gold Corporation (“Barrick”), ultimately as its President and a member of the Barrick Board of Directors. Prior to Barrick, Mr. Dushnisky held senior executive and board positions with a number of private and listed companies. Mr. Dushnisky holds a B.Sc. (Hon.) degree from the University of Manitoba and M.Sc. and Juris Doctor degrees from the University of British Columbia. He is a member of the Law Society of British Columbia and the Canadian Bar Association. Among numerous other industry and related associations, Mr. Dushnisky is past Chair of the World Gold Council and a former member of the International Council on Mining and Metals (ICMM) CEO Council and the Accenture Global Mining Council. Mr. Dushnisky is a past member of the Board of Trustees of the Toronto-based University Health Network (UHN). We believe that Mr. Dushnisky is well suited to serve as a director based on his extensive experience in the mining industry, including service as a director and executive to public corporations in the industry.

LAC Committees: None

Other Public Company Directorships:

•
B2Gold Corp. (NYSE: BTG | TSX: BTO)
o
Board Chair
o
Member of the Corporate Governance and Nominating Committee
o
Member of the Compensation Committee
•
Rigel Resource Acquisition Corp. (“Rigel”)* (NYSE: RRAC)

Prior Public Company Directorships (2019-2024):

•
Old LAC (NYSE: LAR | TSX: LAR)
o
June 2021 – October 2023
o
Member of the Governance, Nomination, Compensation and Leadership Committee
o
Member of the Environment, Sustainability, Safety and Health Committee
•
AngloGold Ashanti PLC (NYSE: AU | JSE: ANG | ASX: AGG | GSE: AGA | A2X Markets)
o
September 2018 – September 2020

*On March 11, 2024, Rigel announced a business combination with Blyvoor Gold Resources Proprietary Limited and Blyvoor Gold Operations Proprietary Limited (together, “Aurous”), expected to close in 2025. Mr. Dushnisky will not join the new board following the completion of such business combination of Rigel and Aurous. He will resign from the board at the earlier of the completion of the combination or May 1, 2025.

Lead Independent Director Residence: Broomfield, Colorado, USA Age: 62 Director since: 2023 Gender: Male

Yuan Gao Independent

Dr. Gao joined the Board in October 2023 and served as Director of Old LAC from September 2019 to October 2023. He was the Vice Chairman of the board of Qinghai Taifeng Pulead Lithium-Energy Technology Co. Ltd, a leading producer of cathodes for lithium-ion batteries, from September 2019 to May 2023, having served as President and Chief Executive Officer (“CEO”) from May 2014 to September 2019. Previously, Dr. Gao served as Vice President at Molycorp Inc., and as Global Marketing Director and Technology Manager at FMC Corporation (USA). Mr. Gao holds a BSc from the University of Science and Technology of China, and a PhD in Physics from the University of British Columbia. He has also completed Executive Education at The Wharton Business School, University of Pennsylvania. We believe that Dr. Gao is well suited to serve as a director based on his experience in significant management roles and his broad experience in the energy industry.

LAC Committees: C&L Committee, G&N Committee (Chair) and Technical Committee

Other Public Company Directorships: None

Prior Public Company Directorships (2019-2024):

•
Old LAC (NYSE: LAR | TSX: LAR)
o
September 2019 – October 2023
o
Chair of the Governance, Nomination, Compensation and Leadership Committee
o
Member of the Environment, Sustainability, Safety and Health Committee

Director Residence: Henderson, Nevada, USA Age: 66 Director since: 2023 Gender: Male

Michael Brown Independent

Mr. Brown joined the Board on October 3, 2023. He is a Fellow at the Lincy Institute at the University of Nevada, Las Vegas (“UNLV”). He joined UNLV following service in the Cabinet of Governor Sisolak of Nevada; first as Director of the Department of Business & Industry and then as Executive Director of the Governor’s Office of Economic Development. Previously, Mr. Brown served as President of Barrick Gold North America, a subsidiary of Barrick Gold Corporation from 2015 to 2018 after serving in roles of increasing responsibility with Barrick since 1994. He is a former member of the executive committee of the U.S. National Mining Association and a past Chairman of the Nevada Mining Association. Mr. Brown holds an MBA from George Washington University. In 2023 Mr. Brown completed the Public Company Directors’ Consortium at the Stanford Graduate School of Business. We believe that Mr. Brown is well suited to serve as a director based on his deep knowledge of mining industry dynamics and public policy in the US.

LAC Committees: A&R Committee and S&S Committee (Chair)

Other Public Company Directorships: None

Prior Public Company Directorships (2019-2024): None

Lead Independent Director Residence: Vancouver, British Columbia, Canada Age: 59 Director since: 2023 Gender: Female

Fabiana Chubbs Independent

Ms. Chubbs joined the Board in October 2023, and served as Director at Old LAC from June 2019 to October 2023. Ms. Chubbs served as the Chief Financial Officer (the “CFO”) of Eldorado Gold Corporation from 2011 to 2018. She joined Eldorado Gold Corporation in 2007 and led Treasury and Risk Management functions until accepting the Chief Financial Officer position. Prior to joining Eldorado Gold Corporation, Ms. Chubbs was a Senior Manager with PwC Canada. During her ten years at PwC Canada, she specialized in audit of public mining and technology companies. Ms. Chubbs started her career in her native Argentina, with experience divided between PwC Argentina and IBM. Ms. Chubbs holds dual degrees from the University of Buenos Aires, including a Certified Public Accountant bachelor’s degree, and a Bachelor of Business Administration degree. Ms. Chubbs is a Chartered Professional Accountant in Canada. Ms. Chubbs also serves on the board of Royal Gold, Inc. We believe that Ms. Chubbs is well suited to serve as a director based on her extensive international and financial experience in the mining industry and her expertise in accounting, risk management and Sarbanes-Oxley controls.

LAC Committees: A&R Committee (Chair) and G&N Committee

Other Public Company Directorships:

•
Royal Gold, Inc. (NASDAQ: RGLD)
o
Member of the Audit and Finance Committee

Prior Public Company Directorships (2019-2024):

•
Old LAC (NYSE: LAR | TSX: LAR)
o
June 2019 – October 2023
o
Chair of the Audit and Risk Committee
o
Member of the Governance, Nomination, Compensation and Leadership Committee

Director, President and CEO Residence: Henderson, Nevada, USA Age: 55 Director since: 2023 Gender: Male

Jonathan Evans Non-Independent

Mr. Evans is the President and Chief Executive Officer of the Company, and has also served as a Director of the Company as of the Separation in October 2023. He was a Director of Old LAC from June 2017 to October 2023, and served as its President from August of 2018 and as Chief Executive Officer from May of 2019 to October 2023. Mr. Evans has 30 years of operations and general management experience across businesses of various sizes and industry applications. Previously, he served as Vice President and General Manager for the Lithium Division at FMC Corporation (USA), and as the Chief Operating Officer of DiversiTech Corporation, a portfolio company of the private equity group, Permira. Mr. Evans has also held executive management roles at Arysta LifeScience, AMRI Corporation and General Electric. After earning a bachelor’s of science degree in mechanical engineering from Clarkson University, Mr. Evans served in the United States Army as an Armor/Cavalry officer. He subsequently earned a MSc from Rensselaer Polytechnic Institute. We believe that Mr. Evans is well suited to serve as a director based on his broad experience in the mining industry and his significant experience in management roles at the Company.

LAC Committees: S&S Committee and Technical Committee

Other Public Company Directorships: None

Prior Public Company Directorships (2019-2024):

•
Old LAC (NYSE: LAR | TSX: LAR)
o
June 2017 – October 2023

Director Residence: Austin, Texas, USA Age: 39 Director since: 2023 Gender: Male

Zach Kirkman Non-Independent

Mr. Kirkman is GM’s nominee to the Board and has served as a Director of the Company since October 2023. He is currently the Deputy Chief Financial Officer (“DCFO”) at GM, leading the Corporate Development, GM Ventures and Treasury teams. Mr. Kirkman joined GM January of 2023, serving as Vice President, Global Corporate Department and Vice President, Global Corporate Development before becoming DCFO in September, 2024. Prior to GM, he served in various corporate development roles at Tesla, Inc. from August 2016 to December 2023, including as the Head of Corporate Development from September 2019 to December 2022. Mr. Kirkman has extensive M&A and investing experience gained during his time leading the corporate development teams of GM and Tesla, as well as previously as part of Apple Inc.’s corporate development team. He holds an MBA from Massachusetts Institute of Technology, and Bachelor of Science from California Polytechnic State University, San Luis Obispo. We believe that Mr. Kirkman is well suited to serve as a director based on his significant experience in management roles and his financial expertise.

LAC Committees: Safety and Sustainability Committee

Other Public Company Directorships: None

Prior Public Company Directorships (2019-2024): None

Director Residence: Toronto, Ontario, Canada Age: 57 Director since: 2023 Gender: Female

Jinhee Magie Independent

Ms. Magie joined the Board in October 2023, and served as a Director at Old LAC from June 2021 to October 2023. Ms. Magie served as the Chief Financial Officer and Senior Vice President of Lundin Mining Corporation (leading diversified base metals producer) from October 2018 to September 2022, overseeing financial reporting, treasury, tax, and information technology (including cybersecurity). She joined Lundin in 2008, serving in various roles of increasing responsibility, including nine years as Vice President, Finance. With over 30 years of experience, Ms. Magie began her career with Ernst & Young and has held progressively more senior roles in public companies, with the last 20 years in the mining industry. Before joining Lundin, Ms. Magie was the Director of Corporate Compliance for LionOre Mining International Ltd. She has extensive experience in acquisitions and divestitures, public and private equity fundraising and public company reporting. Ms. Magie holds a Bachelor of Commerce degree from the University of Toronto and is a Chartered Professional Accountant (CPA, CA). We believe that Ms. Magie is well suited to serve as a director based on her accounting and financial expertise in the mining industry and public company board and committee experience.

LAC Committees: A&R Committee, C&L Committee (Chair) and G&N Committee

Other Public Company Directorships:

•
AngloGold Ashanti PLC (NYSE: AU | JSE: ANG | ASX: AGG | GSE: AGA | A2X Markets)
o
Member of the Audit and Risk Committee
o
Member of the Social, Ethics and Sustainability Committee
•
Star Royalties Ltd.
o
Chair of the Compensation Committee
o
Member of the Audit and Risk Committee

Prior Public Company Directorships (2019-2024):

•
Old LAC (NYSE: LAR | TSX: LAR)
o
June 2021 – October 2023
o
Member of the Audit and Risk Committee
o
Member of the Governance, Nomination, Compensation and Leadership Committee

Director Residence: Dalkeith, Western Australia, Australia Age: 61 Director since: 2023 Gender: Male

Philip Montgomery Independent

Mr. Montgomery joined the Board in October 2023. He brings extensive global experience in major capital projects. Over his 35-year career at BHP Group Limited and its predecessor organizations, Mr. Montgomery worked across various geographies and commodities, demonstrating expertise in leading assets and projects as well as senior corporate roles, including, Global Head of Group Project Management and Vice President – Projects. Mr. Montgomery is a Professional Engineer and holds a B.Sc. in Mechanical Engineering and Business Management from Oxford Brookes University. We believe that Mr. Montgomery is well suited to serve as a director based on his executive leadership experience in managing major capital projects.

LAC Committees: C&L Committee, S&S Committee and Technical Committee (Chair)

Other Public Company Directorships: None

Prior Public Company Directorships (2019-2024): None

Director Independence

Name	Independent	Not Independent	Reason for non-independence
Kelvin Dushnisky (Executive Chair)		✓	Executive Chair of the Company
Jonathan Evans (President & CEO)		✓	President & CEO of the Company
Yuan Gao (Lead Independent Director)	✓
Michael Brown	✓
Fabiana Chubbs	✓
Zach Kirkman		✓	Representative of GM which has a significant commercial relationship with LAC
Jinhee Magie	✓
Philip Mongomery	✓

Current Board Committee Participation

The following table outlines Board committee participation as of the date of this 10-K. All of the directors who currently serve on the A&R Committee and the C&L Committee have been determined to be independent by the Board as required by NYSE and SEC criteria. The G&N Committee is also comprised entirely of independent directors. The Chairs of each of the Company’s Board committees are independent.

	Audit and Risk Committee	Governance and Nomination Committee	Compensation and Leadership Committee	Safety and Sustainability	Technical Committee
Kelvin Dushnisky
Yuan Gao
Michael Brown
Fabiana Chubbs
Jonathan Evans
Zach Kirkman
Jinhee Magie
Philip Montgomery
Committee Committee Member

Notes:

(1)
The New York Stock Exchange (the “NYSE”) listing rules require that a majority of the board of directors of a company listed on the NYSE be composed of “independent directors,” which is generally defined as a person who the board of directors determines has no “material relationship” with the company. The Board has determined that the following five of the eight LAC directors qualify as independent: Yuan Gao, Michael Brown, Fabiana Chubbs, Jinhee Magie, and Phil Montgomery per the NYSE independence standards. The non-independent directors of the Company are Jonathan Evans, who is the President and CEO of the Company; Kelvin Dushnisky, who is the Executive Chair; and Zach Kirkman, who is a representative of GM, which has a significant commercial relationship with the Company.
(2)
Mr. Dushnisky is not a member of any of the committees of the Board. He attends certain committee meetings in his capacity as Executive Chair of the Board.
(3)
Mr. Evans is a member of the S&S Committee and Technical Committee. He attends meetings of other committees in his capacity as President and CEO.

(4)
Mesdames Chubbs and Magie qualify as audit committee financial experts, as defined under the Securities Act of 1933 (the “Securities Act”), as amended. The Board has also determined that all members of the A&R Committee are financially literate according to the meaning of National Instrument 52-110 – Audit Committees and the rules of the NYSE.

Additional information regarding Board committees can be found in the Committees of the Board section below.

Mix of Skills and Experience

The skills matrix below summarizes certain qualifications used by the G&N Committee in their evaluation of the Company’s directors. LAC use this skills matrix to annually assess the Company’s Board composition and in the recruitment of new directors. The table below indicates each director’s skills and experience in the areas indicated based on a self-assessment by each individual.

Public Company Executive Leadership	●	●	●	●	●	●	●	●
Industry	●	●	●	●	●		●
Operational	●	●		●	●	●	●	●
Legal/Regulatory	●	●	●	●			●
Risk Management	●	●	●	●	●		●	●
Financial			●	●		●	●
Human Resources/Human Capital	●	●	●	●	●	●	●	●
Cyber	●			●			●
ESG-S Experience	ESG-S	ESG-S	ESG-S	ESG	ESG-S	ES	SG-S	ESG-S

To supplement the skills matrix, the directors have given consideration to requisite skills and expertise of the Board to oversee the Company’s ESG and Safety opportunities, priorities, and enterprise risks, and the Board’s determinations are represented on the skills matrix above.

EXECUTIVE OFFICERS OF REGISTRANT

Information About our Executive Officers

The table below sets forth information regarding our executive officers as at the date of this Form 10-K. Information regarding Mr. Evans and Mr. Dushnisky is included above under “Director Profiles.”

Executive Vice President and CFO Age: 50

Luke Colton

Mr. Colton joined the Company as Executive Vice President and Chief Financial Officer on January 29, 2025. He is a seasoned mining executive with significant financial, statutory, commercial and leadership experience spanning over two decades across multiple global jurisdictions. Most recently, Mr. Colton was CFO of Minova International from mid-2023 to late-2024, responsible for finance, treasury and taxation, and was an important member of Minova’s senior leadership team. Beginning in October 2017, Mr. Colton spent over five years at Turquoise Hill Resources (“THR”) as the CFO, and was a director of Oyu Tolgoi, overseeing the development of a multi-billion-dollar copper open pit and underground mine in Mongolia and the privatization of THR by Rio Tinto. His previous experience includes CFO of Richards Bay Minerals, and he held progressively more senior roles at Rio Tinto including Manager Financial, Capital Accounting and Compliance for Rio Tinto Iron Ore; Principle, Valuations and Analysis for Rio Tinto Controllers; and Manager, Reporting and Control for Rio Tinto Energy America. Mr. Colton began his career at Ernst & Young and holds a Masters of Accountancy from Brigham Young University.

Executive Vice President, Capital Projects Age: 50

Richard Gerspacher

Mr. Gerspacher is the Executive Vice President, Capital Projects of the Company as of the Separation in October 2023. He was the Senior Vice President, Capital Projects at Old LAC from February 2022 to October 3, 2023. He has over 24 years of leadership experience in developing and executing successful projects throughout the world in a variety of sectors including industrial minerals, metals mining and power generation. From August 1997 to January 2022, Mr. Gerspacher worked for Fluor Corporation, a global engineering and construction company where he served as Vice President and Projects Director for Fluor's mega Projects Group, including a lithium project in Australia. He also served as Chairman of Fluor's Latin America Talent Development Team and as a member of their Global Project Management Talent Development Team. Mr. Gerspacher holds a Professional Engineer designation, and has a Bachelor's degree in Civil-Structural Engineering from the University of Detroit and a Master of Business Administration degree from Duke University.

Senior Vice President, General Counsel and Corporate Secretary Age: 58

Edward Grandy

Mr. Grandy is the Senior Vice President, General Counsel and Corporate Secretary as of the Separation in October 2023. He was the Vice President of Legal and Regulatory Affairs of Old LAC from 2018 to October 3, 2023. He was General Counsel of Barrick Gold Corporation's copper business from 2012 to 2018. He is a legal department leader with broad experience in project development and regulatory compliance. Edward holds a Bachelor of Arts from Middlebury College and a J.D. from the Emory University School of Law.

SVP, Finance and Administration Age: 61

April Hashimoto

Ms. Hashimoto served as Interim Chief Financial Officer from November 25, 2024 to January 28, 2025. She is currently the Senior Vice-President, Finance and Administration for LAC. She has over 20 years of international experience in senior finance roles in the mining industry. From September 2007 to May 2023, she was CFO for Pembrook Copper Corp. and Pacific Rim Mining Corp. She also served in increasing roles of responsibility over 13 years at Placer Dome Inc. including as Controller for the Australasian and North American mining operations and as CFO for the Global Exploration and Construction division. Ms. Hashimoto is a CPA and holds a BA in Economics from the University of Western Ontario and an MBA from the Schulich School of Business at York University.

Vice President, Resource Development Age: 53

Alexi Zawadzki

Mr. Zawadzki is the Vice President, Resource Development of the Company as of the Separation in October 2023. He served as the President of North American Operations of Old LAC from August 2017 to October 3, 2023, and as the CEO of Lithium Nevada Corp. He has over 20 years of experience developing mining and energy projects in roles of increasing responsibility. Following 10 years working for an international engineering consultancy, in 2007 he founded a publicly traded renewable energy company resulting in the construction and operation of two hydroelectric facilities. Since 2014, he has been focused on the lithium sector as an enabler of renewable energy technologies. Mr. Zawadzki trained as a hydrologist and holds a Masters degree from Wilfrid Laurier University.

Vice President, Government and External Relations Age: 56

Tim Crowley

Mr. Crowley has served as the as of the Separation in October 2023. Previously, he was the Principal of Crowley & Ferrato Public Affairs, having served in this role since 2014. Prior to Crowley & Ferrato Public Affairs, he was the President of the Nevada Mining Association. He sits on the Keep Truckee Meadows Beautiful Board of Directors and the University of Nevada, Mackay School of Earth Sciences and Engineering Advisory Board. Tim holds a Bachelor of Science from the University of Nevada, Reno.

Vice President, Human Resources Age: 40

Aubree Barnum

Aubree Barnum has served as the Vice President, Human Resources of LAC since November 2021, and is a human resources professional with over 14 years of experience in municipal and mining industry human resources leadership roles. From November 2020 to October 2021, Aubree served as Vice President Human Resources for Nevada Copper Corp., prior to which she was the Human Resources Director since October 2018. She earned her Bachelor of Arts degree in Human Physiology from the University of Oregon and a Master of Business Administration/Human Resource Management degree from Columbia Southern University. She holds a Certified Professional (CP) designation from the Society of Human Resource Management and is a member of the National Society for Leadership and Success.

CORPORATE GOVERNANCE

Effective January 1, 2025, the Company is no longer considered a “foreign private issuer” pursuant to applicable US securities laws and is currently considered a “smaller reporting company” (“SRC”) within the meaning of the Securities Act. Accordingly, LAC is subject to corporate governance requirements applicable to US domestic issuers and applicable Canadian corporate governance requirements, as well as the governance and disclosure requirements of the TSX and the NYSE.

We have a comprehensive system of stewardship and accountability that meets applicable Canadian and US requirements, including: Canadian Securities Administrators (CSA) National Policy 58-201 Corporate Governance Guidelines; National Instrument 58-101 Disclosure of Corporate Governance Practices; National Instrument 52-110 Audit Committees; requirements of the British Columbia Business Corporations Act; item 407 of Regulation S-K of the SEC and the corporate governance guidelines of the NYSE.

CODE OF CONDUCT

LAC’s Code of Conduct is the Company’s formal statement of expectations, including with regards to business ethics, that applies to all individuals at LAC and our subsidiaries, including our directors, officers and employees (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer), as well as consultants and contractors retained by the Company. It discusses what we expect of personnel in various areas including:

•
comply with applicable laws, rules, regulations and policies;
•
act honestly and ethically;
•
use their best judgement;
•
understand the legal requirements and other standards applicable to their work, and seek advice from management, internal counsel or externally if uncertain on how to proceed;
•
act with integrity and treat people with respect;
•
do not engage in bullying, harassment or discrimination of any kind;
•
avoid conflicts of interest, including examples of acceptable forms of gifts and entertainment, and do not use Company opportunities for personal gain;
•
keep information confidential;
•
comply with anti-corruption and money laundering prohibitions;
•
comply with environmental, social, health and safety requirements;
•
protect Company assets and use them efficiently; and
•
report unethical or illegal behavior, and concerns about our business or financial disclosure.

The Board approved the Code of Conduct on October 4, 2023 which became effective following Separation. The latest version of the Code of Conduct is available on our website. The Company will post information regarding any amendment to, or waiver from, its Code of Conduct on its website under the Governance sub-heading, under the ESG-S tab.

On the commencement of employment with LAC and annually thereafter, all LAC employees and consultants active in the Company’s human resources information system are required to certify compliance with the Code of Conduct. In addition, employees and consultants are also required to disclose any actual or potential conflicts of interest. Directors must also certify their compliance with the Code of Conduct on an annual basis.

For 2024, all employees and consultants active in the Company’s human resources information system were required to complete online Code of Conduct certification of their compliance and declare any real or potential conflicts of interest. As of the date of this Form 10-K, 100% of these LAC employees and consultants have certified compliance with the Code of Conduct for the year ended December 31, 2024. All directors serving on the Board as at December 31, 2024 have certified their compliance with the Code of Conduct for the year ended December 31, 2024.

COMMITTEES OF THE BOARD

The Board has adopted a Corporate Governance Framework to act as a guide for the Board in the exercise of its responsibilities to the Company and its shareholders, in addition to written charters for each Board committee setting out the duties and responsibilities for the committee and its members, areas of committee oversight and the process for reporting to the Board. The Board has not developed written position descriptions for the chairs of each committee, as those roles are derived from the mandates and responsibilities of each committee, together with the functioning of the committees themselves. The Corporate Governance Framework and Board committee charters are available on the Company’s website (www.lithiumamericas.com).

Audit Committee

The A&R Committee consists of Fabiana Chubbs (Chair), Michael Brown and Jinhee Magie. The Board has determined that the members of the A&R Committee meet the applicable independence requirements of the SEC and the applicable NYSE rules.

The A&R Committee is responsible for (a) overseeing the integrity of the Company’s financial statements and reviewing the Company’s financial disclosure and reporting; (b) overseeing the integrity and performance of the Company’s internal audit processes, including the internal audit function; (c) monitoring the qualifications, independence and performance of the Company’s external auditor; (d) reviewing the integrity and effectiveness of the Company’s systems of internal controls for reporting on the Company’s financial condition; (e) monitoring management’s compliance with legal and regulatory requirements as it relates to financial and reporting matters; and (f) overseeing certain risk management systems and practices adopted by the Company.

Based on their business and educational experiences, each A&R Committee member has a reasonable understanding of the accounting principles used by the Company; an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more individuals engaged in such activities; and an understanding of internal controls and procedures for financial reporting. All members of the A&R Committee have had several years of experience in senior executive roles or as board members of significant business enterprises in which they assumed substantial financial and operational responsibility.

The A&R Committee meets in-camera with the CFO at the end of each meeting, and meets separately with the external auditor and internal controls auditor. The committee also meets in-camera at the end of each meeting.

Financial Literacy

The Board defines an individual as financially literate if he or she can read and understand financial statements that are generally comparable to ours in breadth and complexity of issues. All members of the A&R Committee are financially literate. Mesdames Chubbs and Magie qualify as audit committee financial experts, as defined under the Securities Act.

Compensation and Leadership Committee

NYSE requires each listed issuer to determine the compensation of the Company’s officers either by a compensation committee composed entirely of independent directors, each of whom satisfies the additional independence requirements specific to compensation committee membership set forth in the NYSE Listed Company Manual, and such compensation committee must have a written charter that meets the requirements of the NYSE Listed Company Manual.

The C&L Committee consists of Jinhee Magie (Chair), Yuan Gao, and Philip Montgomery, each of whom meets the applicable independence requirements of the SEC and the applicable NYSE rules. The C&L Committee is responsible for (a) reviewing senior leadership development and succession planning for the Company; (b) discharging the Board’s responsibilities relating to compensation and benefits of the executive officers and directors of the Company; and (c) developing and overseeing the management’s compensation policies and programs.

The C&L Committee meets in-camera at the end of each meeting.

Governance and Nomination Committee

NYSE requires each listed issuer to select director nominations by a nominating and corporate governance committee composed entirely of independent directors, and such nominating and corporate governance committee must have a written charter that meets the requirements of the NYSE Listed Company Manual.

The G&N Committee consists of Yuan Gao (Chair), Fabiana Chubbs, and Jinhee Magie, each of whom meets the applicable independence requirements of the SEC and the applicable NYSE rules. The G&N Committee is responsible for assisting the Board in fulfilling its oversight responsibilities by (a) identifying individuals qualified to become Board and Board committee members and recommending that the Board select directors for appointment or election to the Board; and (b) developing and recommending to the Board corporate governance policies and procedures for the Company and making recommendations to the Board with respect to corporate governance practices.

The G&N Committee meets in-camera at the end of each meeting.

Safety and Sustainability Committee

The S&S Committee consists of Michael Brown (Chair), Jonathan Evans, Zach Kirkman, and Philip Montgomery, of whom Mr. Brown and Mr. Montgomery are “independent” directors. The S&S Committee is responsible for reviewing and reporting to the Board on corporate policies, procedures, and practices with respect to managing the risks and opportunities associated with: (a) health and safety; (b) environmental matters including water, waste, biodiversity, reclamation, closure, carbon emissions, air quality management and responsible production; (c) (c) social engagement and social responsibility policies and activities of the Company = including but not limited to interactions with local communities, governments, Indigenous communities, academic institutions, and industry, policy and advocacy groups; and (d) sustainable development and business practices as they relate to environmental, safety, social engagement and social responsibility and related matters in the conduct of the Company’s activities.

The S&S Committee meets in-camera at the end of each meeting, including independent directors only.

Technical Committee

The Technical Committee consists of Philip Montgomery (Chair), Jonathan Evans and Yuan Gao, of whom Mr. Montgomery and Dr. Gao are “independent” directors. The Technical Committee is responsible for overseeing the Company’s exploration, project development and technical operational functions. The primary purpose of the Technical Committee is to (a) review and recommend to the Board any new proposed major capital investments, (b) assist the Board with oversight of management’s execution of approved major capital investments, and (c) handle any additional matters delegated to the Technical Committee by the Board from time to time.

The Technical Committee meets in-camera at the end of each meeting, including independent directors only.

For more information about the skills and experience of each director of the Company’s Board, refer to their bios above under Directors of Registrant – Director Nominee Profiles.

INSIDER TRADING POLICY

The Company has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of its securities by its directors, officers and employees that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws as well as the applicable rules and regulations of NYSE.

Item 11. Executive Compensation

The Company is currently considered a “smaller reporting company” (“SRC”) within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), for purposes of the SEC’s executive compensation disclosure rules. As a result, LAC is required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures and the Company’s reporting obligations generally extend only to the Named Executive Officers listed below. As this is LAC’s first year as a US domestic issuer, the Company has provided additional narrative disclosures regarding LAC’s executive compensation program in order to provide a more detailed explanation of the information disclosed in the Summary Compensation Table.

Named Executive Officers

The Named Executive Officers ("named executives" or "Named Executives") set out below are the Company's Chief Executive Officer (“CEO”), the two other highest compensated executive officers who were serving as of December 31, 2024 and the Company’s former Chief Financial Officer (“CFO”).

Named Executive	Title
Jonathan Evans	President and CEO
Kelvin Dushnisky	Executive Chair
Richard Gerspacher	Executive Vice President, Capital Projects
Pablo Mercado(1)	Former Executive Vice President and CFO

Note:

(1)
Mr. Mercado served as the Executive Vice President and CFO of LAC until November 22, 2024. April Hashimoto, the Company’s Senior Vice President, Finance and Administration, acted as the Company’s interim CFO from November 25, 2024, to January 28, 2025. She resumed her role as the Company’s Senior Vice President, Finance and Administration effective January 29, 2025. Luke Colton was appointed as the Executive Vice President and CFO of the Company effective January 29, 2025.

Program Oversight and 2024 Highlights

The Compensation and Leadership ("C&L") Committee, on behalf of the Board, is responsible for overseeing the Company's executive compensation program. Highlights of the Company’s 2024 program are set out below.

2024 Executive Compensation Program Highlights
2024 Corporate Performance Scorecard

LAC developed a corporate scorecard in 2024 to set out the Company’s strategic priorities for the year, and which reflects corporate performance as an element of at-risk awards, in addition to individual performance.

Compensation Advisor

Compensation is benchmarked to the market based on a selection of peers from the lithium mining, diversified mining and chemical industries. Benchmarking allows us to provide competitive and fair compensation, and to retain and attract key talent in a competitive job market landscape.

2024 Compensation Benchmarking

The independent C&L Committee determines annual executive compensation adjustments based on peer benchmarking analysis and recommendations made by an independent compensation advisor. Executive compensation is reviewed annually, or more frequently, on a case-by-case basis, as appropriate.

At-Risk Pay

Short-term incentive (“STI”) and long-term incentive (“LTI”) awards are based on target percentage ranges of base salary under LAC’s performance management program, resulting in a significant component of at-risk pay for the Company’s executives.

Pay for Performance

The Company’s performance management program weighs corporate performance as a factor of STI awards. Individual performance is assessed annually through a combination of achieving individual and corporate goals and objectives. CEO and Executive Chair objectives are based 100% on corporate performance.

Management Compensation Committee

An internal Management Compensation Committee oversees compensation matters for employees below the executive level, led by the Company’s Vice President, Human Resources and including the CEO, CFO and Executive Vice President, Capital Projects.

Incentive Award Caps	The range for STI and LTI awards is a minimum of 0% of target to a cap of 200% of target under LAC’s performance management program.
LTI Awards Vesting Period

The three-year vesting period of LTI awards aligns the interests of executives with the long-term risks and performance of the Company, while also promoting longer-term retention. For 2024, the Board approved: an LTI award mix for executives comprised of 50 percent restricted share units (“RSUs”) and 50 percent performance share units (“PSUs”); RSUs vest annually over three years (1/3 each year); PSUs cliff vest after a three-year performance period based on the Company’s relative total shareholder return (“TSR”).

Robust Stock Ownership Guidelines

All executive officers and directors are subject to stock ownership requirements to align with the interests of the Company’s shareholders. Pursuant to the Company’s Share Ownership Policy:

•
LAC’s CEO is required to hold Common Shares having a value equal to 5x the gross amount of the CEO’s annual base salary
•
All other executive officers are required to hold Common Shares having a value equal to 3x the gross amount of their annual base salary
•
Non-executive directors of LAC are required to hold Common Shares having a value equal to 5x their annual cash retainer.

Achievement of these levels of stock ownership must be met within five years from the date the executive officer or director was first elected or appointed.

Insider Trading Policy

The Company has a Securities Trading Policy designed to prevent insider trading while there is material information about LAC not yet publicly disclosed. LAC also implement routine blackout periods under the Securities Trading Policy during public reporting periods and non-routine blackout periods, as needed, including for transactions and other material events.

No Re-Pricing of Equity Incentive Awards	The Company does not reprice outstanding options or other equity incentive awards.
Clawback Policy	The Company may recoup incentive compensation erroneously awarded under LAC’s Incentive Compensation Recovery (Clawback) Policy.
No Hedging or Pledging	Directors, executive officers, employees and internal consultants are prohibited from hedging or pledging Company securities.

Executive Compensation Philosophy

The Company's philosophy is to offer executive compensation that is competitive with the median range of a select group of industry peers, with the overall focus of the Company’s program being to offer competitive base compensation and pay for strong performance through an annual performance management program. The goals of LAC’s executive compensation program are:

•
to attract, motivate and retain high performing executives through market competitive base salaries and employee benefits, which are offered throughout the organization;
•
to pay for the performance of LAC’s executives through the Company’s performance management program, which includes performance reviews and awards based on the attainment of corporate and individual goals and objectives, thereby furthering the interests of LAC, and ensuring a substantial portion of executive compensation is at-risk;
•
to recognize the contribution of LAC’s executives to the Company’s long-term growth through awards of short-term and long-term incentives based on individual and corporate performance; and
•
to align the financial interests of executives with the interests of LAC’s shareholders and the Company's overall performance, through equity awards that expose executives to the risks and rewards of ownership of LAC’s Common Shares.

As a development stage lithium mining and processing company targeting near-term production of battery-grade lithium products, LAC is dependent on individuals with specialized skills and knowledge related to mining exploration and development, capital projects management, chemical processing for planned lithium products, corporate finance, legal, human resources, and other areas of business or management expertise. The Company operates in a region where competition for talent is increasingly competitive, the number of opportunities for job seekers is growing and where it is increasingly important for companies to have competitive compensation programs and practices in place to retain and attract talent.

Elements of Executive Compensation

The Company utilizes a combination of both fixed and variable compensation to motivate executives to achieve overall corporate and individualized goals. The Board, acting on the recommendation of the C&L Committee, has implemented a compensation structure intended to align the interests of the executive officers with those of the shareholders. The elements of the Company’s executive compensation program are summarized in the table below.

Compensation Elements	Features	Objectives
Base Salary	Evaluated annually, based on competitive benchmarking data and consideration of cost-of-living adjustments.

Fixed compensation, recognizing individual experience, performance and responsibilities. Targeting salary to the median range of compensation peers promotes retention of talented individuals, and facilitates. recruitment of new talent in a competitive job market.

STI Awards

STI award = Base Salary x STI Target % x

(Corporate Performance based on % weight by position + Individual Performance based on % weight by position) Paid 50% in cash + 50% RSUs vesting 60 days from date of grant

Rewards performance by executives for achieving annual individual goals and corporate strategic goals designed to motivate executives, recognize annual contributions by individuals and align executive performance with corporate strategic priorities.

LTI Awards	50% awarded in RSUs vesting annually over three years and 50% awarded in PSUs with three-year performance vesting conditions LTI = Base Salary x LTI Target x LTI retention factor

Promotes longer-term retention and aligns long-term interests of the Company’s executives with those of shareholders.

At risk award that links long-term equity plan payouts to relative TSR over a three-year period.

Rewards executives for industry out-performance.

Retirement Savings Plan Contributions

Annual contribution matching by LAC to a retirement savings plan, up to 4% of base salary in 2024, subject to a contribution ceiling established annually (In 2024, the contribution ceilings were CDN$31,560 and US$23,000 for ages below 50; and US$30,500 for ages 50 and over)

Market competitive benefit. Encourages retirement savings.
Health, Wellness and Other Benefits	Health, dental, life, critical illness and disability insurance Health and wellness spending account	Market competitive benefits. Encourages and supports health and wellness.

The C&L Committee reviews each element of compensation for market competitiveness, and it may weigh a particular element more heavily based on the respective executive’s role and responsibilities within the Company. The committee’s focus is on remaining competitive in the market with respect to LAC’s total compensation program, in addition to certain components of executive compensation such as base salary and the Company’s performance-based compensation program.

During the year ended December 31, 2024, the STI awards for named executives were determined based on the 2024 scorecard (weighted in the range of 80% to 100% for named executives based on position level) and individual performance for the year (weighted in the range of 0% to 20% for named executives based on position level). Corporate goals and objectives were then cascaded down throughout the organization, after being approved by the C&L Committee.

Following the Separation, executive officers and director compensation was paid by LAC. In connection with the Separation, holders of all RSUs, PSUs and deferred share units (“DSUs”) of Old LAC (the “Old LAC Units”) received, in exchange for such outstanding Old LAC Units, equivalent incentive securities of LAC and Lithium

Argentina (the “Lithium Argentina Units”). In order to compensate for adjustments made to the Lithium Argentina Units pursuant to the application of subsection 7(1.4) of the Tax Act, certain directors and executive officers of LAC were granted additional RSUs on October 24, 2023, which vested on January 1, 2024 unless such directors or executive officers opted to defer such vesting (the “Cutback Grant”), as more particularly described in the footnotes to the tables below. Although the Company has the discretion to award RSUs, PSUs and options to directors under LAC’s Equity Incentive Plan (the “Plan”), the Cutback Grant was intended as a one-time grant to certain directors and executive officers to compensate for certain adjustments under the Tax Act. Going-forward, the Company generally intends to compensate directors with a combination of cash and DSUs, rather than RSUs, PSUs and/or options, pursuant to its director compensation program.

Compensation Governance

Compensation matters are overseen by the C&L Committee, which consists of Jinhee Magie (Chair), Yuan Gao and Philip Montgomery, each of whom is an independent director. The C&L Committee is responsible for (a) reviewing senior leadership development and succession planning for the Company; (b) discharging the Board's responsibilities relating to compensation and benefits of the executive officers and directors of the Company; and (c) developing and overseeing management's compensation policies and programs. The C&L Committee also has the authority to engage external advisors to support committee members in fulfilling the mandate of the committee.

Each of the C&L Committee members has served as a senior officer and/or as a director of public or private companies and has experience in executive and corporate compensation programs, providing them with an understanding of executive compensation policies and practices, along with practical experience as to the workings of such programs and policies. As such, each C&L Committee member has the necessary background and skills to provide effective oversight of executive and director compensation and ensure that sound risk management principles are being upheld to in order to align executives' and shareholders' interests. Refer to the profiles of each director who serves on the C&L Committee in the Item 10. Directors, Executive Officers and Corporate Governance – Director Disclosure – Director Nominees section.

Performance Evaluation and Compensation Process

The C&L Committee annually reviews the appropriateness of LAC’s compensation policies, practices and pay components. At year-end, the C&L Committee assesses and reports, to the independent directors, the Executive Chair’s and CEO’s performance as measured against their goals and objectives and the performance of LAC overall, as well as oversees the performance and compensation of the other executive officers at LAC. The CEO is actively engaged in LAC’s compensation programs, other than with respect to his own compensation. The CEO conducts an annual evaluation of each named executive’s performance and recommends salary adjustments and individual performance scores to the C&L Committee. When determining levels of compensation, the C&L Committee considers the CEO’s recommendations, performance, level of responsibility and relevant market data.

The Board reviews all recommendations of the C&L Committee before giving final approval. Any director who is also an executive of LAC is excused from the Board meeting during any discussion of their compensation.

The Board retains the discretion to make adjustments, upward or downward, to the formulaic results of LAC’s compensation plan payouts based on broader performance, market conditions and shareholder experience. The Board considers that this informed judgment is important for establishing an alignment between overall pay and performance, and to ensure that incentive awards achieve the intended result and avoid unintended consequences. In determining whether exercising informed judgment is warranted, the Board considers each component of compensation, a named executive’s total compensation, as well as the performance of the Company, business unit or individual, as applicable. The Board may exercise judgment in assessing corporate performance, and may alter, cancel or defer amounts payable under the STI program and LTI program to ensure the reasonableness of any incentive award.

The Company will generally engage an independent external compensation consultant to provide advice in connection with executive pay benchmarking, incentive plan design, compensation governance and pay for performance. The C&L Committee retains the independent consultant and receives recommendations from the consultant and determines if any changes are needed to the Company’s executive compensation program and levels of compensation. Compensation Advisory Partners (“CAP”) was engaged as the Company’s independent compensation consultant in 2024. An internal management compensation committee oversees compensation matters for employees below the executive level, led by LAC’s Vice President, Human Resources and including the CEO, CFO and Executive Vice President, Capital Projects.

Compensation Advisor and Peer Group Benchmarking Review

To continue to offer market-competitive levels of compensation, the Company engaged CAP to provide independent compensation advisory services to the C&L Committee and management. CAP was engaged to recommend executive compensation and performance peer groups for LAC, which were approved by the Board and are more particularly described in the Executive Compensation – Elements of Executive Compensation – PSU Performance and Peer Group section. CAP also provided the following services to the Company in 2024: executive compensation benchmarking, incentive plan design and non-employee director compensation benchmarking.

The 2024 benchmarking review completed by CAP, management and the C&L Committee involved the development of an executive compensation peer group comprised of public lithium mining companies, other diversified mining companies, and lithium and other specialty chemical producers located in Canada, the U.S. and Australia who publicly disclose their compensation practices. After developing the peer group, target compensation for the Company’s executives was compared to peer group data and other industry survey data, reflecting positions with similar roles and scopes of responsibility. Executive compensation adjustments for 2024 were determined based on this review. Additionally, a new PSU performance peer group was established, taking effect in 2024.

Executive Compensation Peer Group

In advance of the Separation in 2023, LAC’s executive compensation program was reviewed relative to competitive market data sourced from three peer groups:

1.
2023 Compensation Peer Group – 28 publicly traded companies from several industries including mining, construction, oil & gas exploration, drilling, chemicals and others.
2.
2023 Mining Peer Group – 23 publicly traded mining companies.
•
There was some overlap between this group and the compensation peer group.
3.
2023 Spin-off/IPO Peer Group – 18 publicly traded companies that recently underwent an IPO or spin-off transaction.

To establish executive compensation levels for 2024, the Board decided to reference executive pay levels among a subset of the 2023 compensation peer group, reflecting companies with market capitalization values less than $3 billion.

2023 Compensation Peer Group Subset(1)
Centerra Gold Inc.	Eldorado Gold Corporation	OceanaGold Corporation
Coeur Mining, Inc.	Equinox Gold Corp.	Piedmont Lithium Inc.
Core Lithium Ltd	IAMGOLD Corporation	Sayona Mining Limited

In November 2024, CAP conducted a comprehensive review of LAC’s peer group based on the following criteria:

Peer Group Criteria
Public Companies	Publicly traded companies generally reflect the most relevant benchmarks, and provide an efficient source of executive compensation information
Company Size	Executive compensation levels are generally correlated with company size (e.g., market capitalization) and stage as public company
Operating/Business	Factors considered included geographic footprint, operating characteristics, corporate office location and stock price correlation

Based on CAP’s review and recommendations, the Board approved the following 2024 Compensation Peer Group:

2024 Compensation Peer Group(1)
Centerra Gold Inc.	Lithium Americas (Argentina) Corp.	Sayona Mining Limited
Compass Minerals International, Inc.	McEwan Mining Inc.	SSR Mining Inc.
Ecovyst Inc.	MP Materials Corp.	Standard Lithium Ltd.
Ioneer Ltd.	Oceana Gold Corporation	TETRA Technologies, Inc.
Liontown Resources Limited	Sigma Lithium Corporation	Tronox Holdings plc

Notes:

(1)
The companies included in the compensation peer groups are identified as they existed at the time the compensation peer groups were assembled and do not reflect any changes relating to such entities as a result of any subsequent corporate developments including name changes, mergers, acquisitions and other corporate transactions.

Performance Peer Group

The criteria set out below were applied to develop the following performance peer group for LAC, which was recommended by CAP and the C&L Committee, and approved by the Board. The performance peer group is used to determine LAC’s relative TSR performance for PSUs granted to executives, as described in more detail below.

Criteria for Selection as Performance Peers
Industry	Public companies with comparable sectors to include mining – specifically lithium, then broader to other precious metals, and specialty chemicals companies with a focus on lithium mining.
Geographic Location	Companies operating in similar geographic locations, consideration of stock price correlation and performance among companies within the peer group.
Size	Comparable size to LAC based on market cap enterprise value, and level of assets.

2024 Performance Peer Group
Albemarle Corporation	Arcadium Lithium plc	Piedmont Lithium, Inc.
Mineral Resources Limited	TETRA Technologies, Inc.	Standard Lithium Ltd
Pilbara Minerals Limited	MP Materials Corp.	Ioneer Ltd.
Compass Minerals International, Inc.

Base Salary

Base salaries are set with the goal of being competitive with corporations of a comparable size and stage of development, thereby enabling the Company to compete for and retain executive officers critical to the Company’s long-term success. The C&L Committee and the Board approve the salary ranges for executives based on the annual compensation benchmarking review. Salary determinations for executives are made with consideration of the following criteria, among others:

•
the particular responsibilities related to the position;
•
salaries paid by comparable businesses and factoring in market conditions for talent;
•
the experience level of the executive; and
•
the executive’s overall performance or expected performance (in the case of a newly hired executive).

An assessment of these criteria is made by the C&L Committee for the CEO and Executive Chair. For other named executives excluding the CEO and Executive Chair, the assessment is made by management and a recommendation is made to the committee for feedback and recommendation to the Board. Final recommendations are then made to the Board to approve base salary adjustments.

Short-Term Incentive Compensation

The Company awards annual STI compensation to executives based on the achievement of corporate and individual goals for the year. STI awards have the objective of motivating executives to achieve performance objectives that are aligned with the overall strategic objectives of the Company during the period.

A target range for an STI award as a percentage of salary is set for each executive position, ranging from 60% for certain executives up to 100% for the CEO and Executive Chair in 2024. Actual awards are subject to a multiplier ranging from 0 to 200%, depending on actual performance for the year. STI compensation is discretionary, and generally consists of a 50% cash payment and a 50% grant of RSUs. RSUs are awarded under the Plan.

STI awards are determined based on the corporate scorecard for the year and the individual performance of each executive. Recommendations are submitted by management to the C&L Committee for consideration and approval. The committee determines STI awards for the CEO and Executive Chair, while all other awards are recommended by management with the C&L Committee providing feedback as needed on the recommended amount of such awards. All grants of equity STI awards are approved by the Board.

The STI award calculation formula is as follows:

For 2024, the minimum payout, STI target and maximum payout opportunity for each named executive is set out below, as a percentage of base salary. STI awards may be revised above or below the target set for any of the Company’s named executives or other senior management, including named executives, in the discretion of the Board on recommendation from the C&L Committee within the minimum and maximum ranges provided in the table. Mr. Mercado is not listed in the table below as he forfeited any rights to an STI award for 2024 upon his voluntary resignation.

Named Executive	Minimum % Payout	STI Target % of Salary	Maximum Payout % of STI Target	Maximum Payout % of Salary	Corporate Goals Weighting	Individual Goals Weighting
Jonathan Evans	0%	100%	200%	200%	100%	0%
Kelvin Dushnisky	0%	100%	200%	200%	100%	0%
Richard Gerspacher	0%	75%	200%	150%	80%	20%

2024 Corporate Performance

Summary of Corporate Scorecard Results

2024 was a transformational year with an overall company score of 128%. The Company’s 2024 scorecard targets and related performance results are summarized below.

Category, Weight (out of 100%) and Corporate Score (0-200% rating based on performance)	2024 Performance
Health, Safety and Environment (HSE) and ESG Total weight: 20% Corporate score achieved: 38% Objectives: Health, Safety, Environment, People & Community, Governance, Compliance, Reporting

Achieved a performance score well above total target for this category:

Achieved a total site TRIF of 0.722 and maintained zero reportable environmental incidents.

Completed 100% implementation of the 2024 objectives Safety Road Map.

Enhanced stakeholder engagement with additional positive and visible support in 2024.

Published a comprehensive ESG report produced in-house.

Strengthened the Company’s governance with new policies and procedures to reflect the Company’s growth and maturity.

Implemented Cultural Awareness training in Q3 2024.

Corporate Strategy Total weight: 50% Corporate score achieved: 43% Objectives: Project Financing and DOE Loan

Although LAC was unable to fully meet all targets for this category by completing financing aspects earlier in the calendar year, shareholder value was enhanced with a transformative GM JV transaction that avoided common equity dilution anticipated with GM’s Tranche 2 Investment.
Closed the $2.26 billion DOE Loan in October 2024, following receipt of conditional commitment in March 2024.

Secured total combined $625 million of cash and letters of credit from GM for a 38% asset-level ownership stake in Thacker Pass; entered into a JV to support the funding, development, construction and operation of Thacker Pass. The $430 million in cash was $100 million incremental to the original Tranche 2 Investment.

Project Execution Total weight: 30% Corporate score achieved: 48% Objectives: Project/Engineering Advancement and Permitting/Regulatory Progress

Achieved a performance score of above total target for this category:

Prepared Thacker Pass for major construction by advancing site preparation, increasing detailed engineering design to 50% and completing construction permitting.

Long-Term Incentive Compensation

LTI compensation is another key component of the Company’s executive compensation program. LTI compensation is awarded on the same basis as STI awards, to motivate performance by executives and promote retention, but with a stronger focus on long-term alignment of executives’ interests with those of shareholders. Executives are also provided with an opportunity to share in the rewards of the Company’s performance, together with the associated risks of ownership of the Company’s securities.

PSUs and RSUs are generally awarded to executives as LTI awards under the Plan. PSUs generally have a three-year performance vesting cycle and are subject to performance vesting conditions based on relative TSR as described below. RSUs generally vest annually over a three-year period. The Company has the discretion to award options under the Plan as executive compensation; however, the Company generally intends to award PSUs and RSUs, rather than options, pursuant to its executive compensation program.

LTI awards for the CEO and Executive Chair are determined by the C&L Committee, and for other executives are determined by the CEO and reviewed by the Management Compensation Committee prior to their recommendation to the C&L Committee, with all awards being determined based on a combination of individual performance and consideration of long- term retention. The C&L Committee then makes a recommendation for Board approval of all LTI awards to be granted as equity compensation.

The minimum LTI target and maximum payout opportunity for each named executive for 2024 based on performance in 2023 is set out below, as a percentage of base salary. Similar to STI awards, a LTI award may be revised above or below the target set for any of the Company’s named executives or other senior management, including named executives, in the discretion of the Board on recommendation from the C&L Committee within the minimum and maximum ranges provided in the table. Mr. Mercado is not listed in the table below as he forfeited any rights to an LTI award for 2024 upon his voluntary resignation.

Named Executive	Minimum Payout	LTI Target % of Base Salary	Maximum Payout % of LTI Target	Maximum Payout % of Base Salary
Jonathan Evans	0%	125%	200%	250%
Kelvin Dushnisky	0%	100%	200%	200%
Richard Gerspacher	0%	75%	200%	150%

PSU Performance

PSUs will generally vest in full three years from the grant date and are payable in Common Shares. Performance is determined based on a comparison of TSR for LAC versus a performance peer group. The TSR for the three-year vesting period is calculated based on multiple cumulative measurement periods of equal weighting. The formula used to determine the payout factor for the 2024 PSUs is as follows:

Payout Calculation

Payout Factor =

1-Year Performance Multiplier x (1/3) + 2-Year Performance Multiplier x (1/3) + 3-Year Performance Multiplier x (1/3)

For each cumulative measurement period, LAC’s TSR is ranked relative to the performance peer group and the performance multiplier is determined based on linear interpolation:

LAC’s Percent Rank	Performance Multiplier
Below 25th Percentile		0x
25th Percentile		0.5x
50th Percentile		1.0x
75th Percentile and Above		2.0x

Vested PSUs are settled in Common Shares upon vesting unless deferred, with the number of Common Shares calculated based on the payout factor from the calculation described above.

2024 Individual Performance and STI and LTI Awards

2024 STI awards for named executives based on their individual performance scorecards are set out in the table below. Mr. Mercado is not listed in the table below as he forfeited any rights to an STI award for 2024 upon his voluntary resignation.

Named Executive	2024 Annual Base Salary (US$)	STI Cash Awards (US$)	Number of RSUs Awarded as STI Award(1)	RSU STI Award Value (US$)
Jonathan Evans	650,000	416,000	-	416,000
Kelvin Dushnisky	590,000	377,600	-	377,600
Richard Gerspacher	465,000	234,360	-	234,360

Notes:

(1)
Amounts in this column represent the STI awards for performance in 2024 determined based on actual achievement of the applicable performance metrics. Fifty percent of the amount was paid in cash in February 2025 and the remaining fifty percent are expected to be granted in April 2025, vesting 60 days from such grant date. See Executive Compensation – 2024 Individual Performance and STI and LTI awards.

The calculated 2024 LTI awards granted to named executives based on their individual performance scorecards, and adjusted for long-term retention purposes are set out in the table below. The Board approved the 2024 PSU awards on three-year vesting period in January 2024, and such 2024 PSU awards will be fully vested in February 2027. As the Company grants the LTI awards for 2024 performance in 2025, the value of such awards will be provided in the Summary Compensation Table for fiscal year 2025. Mr. Mercado is not listed in the table below as he forfeited any rights to an LTI award for 2024 performance upon his voluntary resignation.

Named Executive	2023 Annual Base Salary (US$)	LTI Award Value(1) (US$)	Number of PSUs Awarded as LTI Award	Number of RSUs Awarded as LTI Award
Jonathan Evans (2)	600,000	1,500,000	155,515	155,515
Kelvin Dushnisky(3)	590,000	590,000	15,292	15,292
Richard Gerspacher(4)	431,250	517,500	53,653	53,653

Notes:

(1)
The fair value of share-based LTI RSU and PSU awards was based on the five-day VWAP of US$4.8227 calculated as of the day prior to the grant date. Amounts in this column for each named executive’s represent the aggregate grant date fair value of the RSUs and PSUs granted to each of the named executive’s, calculated in accordance with FASB ASC Topic 718 and excluding the effect of estimated forfeitures. The FASB ASC Topic 718 grant date fair value of the PSUs was determined using a Monte Carlo simulation. The assumptions underlying these calculations are the closing share prices and volatility of the Company and its peer group, the risk-free rate derived from the US Treasury curve, and a correlation matrix of share price returns calculated over a historical period of three years. See Executive Compensation – Elements of Executive Compensation – PSU Performance and Peer Group for further details on how the Company determines the value of PSUs and PSU vesting.
(2)
Mr. Evans’ 2024 LTI awards were based on his base salary of $600,000 for the year ended December 31, 2023.
(3)
Mr. Dushnisky was appointed to serve as Executive Chair of the Board effective October 3, 2023 at Separation. As such, his annual base of $590,000 was prorated to $147,500 for the period October 3 to December 31, 2023. His 2024 LTI awards were based on this prorated base salary of $590,000.
(4)
Mr. Gerspacher’s annual base salary from January 1 to October 2, 2023 was $420,000, and he received an increase to $465,000 effective October 3, 2023 at Separation. His 2024 LTI awards were based on this prorated base salary of $431,250.

Benefits

LAC provides a benefits program, including health, dental, life, critical illness and disability insurance, employee and family assistance program, and a health and wellness spending account to encourage a healthy lifestyle for the Company’s employees, including named executives. LAC also offers annual retirement savings plan contribution matching, as further described in the table under Elements of Compensation.

Policies and Practices Related to the Grant of Certain Equity Awards in Relation to the Release of Material Non-Public Information

LAC does not currently grant stock options or option-like equity awards to the Company’s executive officers, employees or directors, therefore LAC does not currently have a formal practice or policy with respect to the grant of stock options or option-like awards.

Other Compensation Objectives

Effective January 1, 2024, LAC updated its Share Ownership Policy, which requires, among other things, that (i) non-executive directors of LAC are required to hold Common Shares (including any grants of RSUs and DSUs) having a value equal to five times their annual cash retainer, and must achieve this level of share ownership within five years from the date they are first elected or appointed as a director of LAC; (ii) the CEO of LAC is required to hold Common Shares (including any grants of RSUs and PSUs) having a value equal to five times the gross amount of the CEO’s annual base salary; and (iii) all other executives are required to hold Common Shares (including any grants of RSUs and PSUs) having a value equal to five times the gross amount of their salary. Executives who were executives as at January 1, 2024 are required to achieve the foregoing required levels of share ownership within five years following January 1, 2024, or if they were appointed subsequent to January 1, 2024, within five years from the date they are appointed as an executive of LAC.

Management of Risks

The C&L Committee and the Board periodically assess the implications of the risks associated with the Company’s compensation policies and practices. The committee maintains sufficient discretion and flexibility in implementing compensation decisions such that unintended consequences in remuneration can be minimized, while still being responsive to market influences in a competitive environment. Through the committee’s Charter, the C&L Committee has sole authority to retain consultants to assist it in the evaluation of compensation of the Company’s named executives and other senior management as well as directors. The Company has policies in place to mitigate compensation policies and practices that could encourage executives to take inappropriate and excessive risk. All material contracts and agreements require approval of the Board. The Board also approves annual and capital budgets. LAC has implemented an Incentive Compensation Recovery (Clawback) Policy, which is filed as an exhibit to the Form 10-K and available on the Company’s website. Pursuant to the Company’s Incentive Compensation Recovery Policy, the G&N Committee is empowered to recoup incentive compensation, including RSUs, DSUs, PSUs and options, that were erroneously awarded in the event that the Company is required to prepare an accounting restatement due to material noncompliance of the Company with any financial reporting requirements under the federal securities laws or in the event of misconduct that has a material adverse effect on the Company’s business.

The Company’s Securities Trading Policy, which applies to (i) directors, executive officers and employees of LAC, (ii) the family members of those persons described in (i), and (iii) LAC contractors and consultants who have access to material nonpublic information concerning LAC (collectively, “Insiders”), prohibits Insiders from buying or selling LAC securities when in possession of material nonpublic information and during other closed periods. Any sale or purchase of Common Shares by directors, executive officers and all other senior leaders must be made during pre-established periods after receiving preclearance by LAC’s CFO or General Counsel, or such other person as may be designated by LAC from time to time. Trading in LAC derivatives (i.e. puts or calls), engaging in short sales or otherwise engaging in hedging activities and pledging of LAC securities is prohibited for all Insiders. The Securities Trading Policy is filed as an exhibit to the Form 10-K and available on the Company’s website.

Summary Compensation Table

The table below sets out all compensation for named executives for the Company’s fiscal years ended December 31, 2024 and December 31, 2023. Named executives who are also directors of the Company are not compensated for their services as directors.

Named Executive and Principal Position	Year(2)	Salary (US$)	Bonus (US$)	Stock Awards (US$)(3)	Non-Equity Incentive Plan Compensation (US$)(4)	All Other Compensation (US$)(5)	Total Compensation (US$)
Jonathan Evans, President and CEO	2024	650,000	−	1,500,000	832,000	13,800	2,995,800

	2023	600,000	80,766	1,455,873	711,600	15,500	2,863,739

Kelvin Dushnisky, Executive Chair	2024	590,000	−	147,500	755,200	0	1,492,700

	2023	214,231	−	1,852,921	166,380	0	2,233,532

Richard Gerspacher, Executive Vice President, Capital Projects	2024	465,000	−	517,500	468,720	13,800	1,465,020

	2023	433,205	41,434	1,094,564	438,258	27,266	2,034,727

Pablo Mercado, Former Executive Vice President and CFO(1)	2024	526,000	−	1,111,500	0	157,800	1,795,300

	2023	431,447	25,782	1,198,884	615,596	16,031	2,287,740

Notes:

(1)
Effective November 7, 2024, Mr. Mercado resigned from his position of Executive Vice President and CFO and his employment with the Company ended on November 22, 2024.
(2)
Prior to the Separation, executive compensation was paid by Old LAC. Following the Separation, executive compensation was paid by LAC.
(3)
Amounts in this column for each named executive’s represent the aggregate grant date fair value of the RSUs and PSUs granted to each of the named executive’s, calculated in accordance with FASB ASC Topic 718 and excluding the effect of estimated forfeitures. The FASB ASC Topic 718 grant date fair value of the PSUs was determined using a Monte Carlo simulation. The assumptions underlying these calculations are the closing share prices and volatility of the Company and its peer group, the risk-free rate derived from the US Treasury curve, and a correlation matrix of share price returns calculated over a historical period of threme years. See Executive Compensation – Elements of Executive Compensation – PSU Performance and Peer Group for further details on how the Company determines the value of PSUs and PSU vesting.
(4)
Amounts in this column represent the STI awards for performance in 2024 and 2023 determined based on actual achievement of the applicable performance metrics. Fifty percent of the amount for each named executive was paid in cash in February 2025 and the remaining fifty percent will be paid in RSUs, which are expected to be granted in April 2025, vesting 60 days from such grant date. The amounts in this column represent both the cash and expected value of the RSUs. See Executive Compensation – 2024 Individual Performance and STI and LTI awards.
(5)
Amounts in this column include the following for 2024: (i) for Mr. Evans, $13,800 in Company 401(k) plan contributions; (ii) for Mr. Gerspacher, $13,800 in Company 401(k) plan contributions; and (iii) for Mr. Mercado, (A) $13,800 in Company 401(k) plan contributions, (B) $78,750 in paid-time off payout following his voluntary resignation and (C) $65,250 in salary paid for the Company to terminate Mr. Mercado's employment prior to the end of the resignation notice period.

Outstanding Equity Awards at 2024 Fiscal Year-End

The table below sets out all outstanding and unvested equity awards for named executives for the Company’s fiscal year ended December 31, 2024. In connection with his departure from LAC, Mr. Mercado forfeited all equity awards and therefore had no outstanding and unvested equity awards as of December 31, 2024.

		Stock Awards
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested (US$) (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (US$)(4)
Jonathan Evans	231,298	686,955	77,758	230,940
Kelvin Dushnisky	172,807	513,237	7,646	22,709
Richard Gerspacher	124,721	370,421	26,827	79,675

Notes:

(1)
The amounts in this column represent:

RSUs granted on January 23, 2024 to each of the named executives in the following amounts: Mr. Evans, 155,515 RSUs; Mr. Dushnisky, 15,292 RSUs; and Mr. Gerspacher, 53,653 RSUs. The RSUs vest in annual equal installments on January 23, 2025, January 23, 2026 and January 23, 2027, subject to continued employment through such vesting dates.

RSUs granted on October 24, 2023 to Messrs. Dushnisky and Gerspacher in the following amounts: Mr. Dushnisky, 146,967 RSUs; and Mr. Gerspacher, 38,610 RSUs. The RSUs vest in annual equal installments on October 24, 2025, October 24, 2026 and October 24, 2027, subject to continued employment through such vesting dates.

8,712 RSUs granted on February 9, 2023 to Mr. Gerspacher, which vest on his termination of employment.

PSUs granted to Mr. Evans in 2022 and 2023 and to Mr. Gerspacher in 2023 in the following amounts: Mr. Evans, 19,040 and 46,996 PSUs, respectively, and Mr. Gerspacher, 23,746 PSUs. The 2022 and 2023 PSUs were deemed earned at 100% as of the Separation and subject only to continued employment through January 31, 2025 and February 8, 2026, respectively.

DSUs granted to Messrs. Evans and Dushnisky in the following amounts: Mr. Evans, 9,747 DSUs; and Mr. Dushnisky, 10,548 DSUs. The DSUs will vest and be settled upon a termination of employment.

(2)
The amounts in this column reflect the aggregate market value of outstanding RSUs, PSUs and DSUs, as applicable, calculated using the value of a common share of the Company on December 31, 2024, which was US$2.97.
(3)
The amounts in this column represent the threshold number of PSUs granted on January 23, 2024 to each of the named executives that could become earned based on the Company’s absolute and relative TSR performance over a three-year performance period. As of December 31, 2024, the Company’s absolute and relative TSR performance were both tracking at 0%. Therefore, pursuant to the applicable SEC rules, the amounts in this column reflect the threshold payout. The actual number of PSUs earned based on actual performance over the full performance period may be more or less than this amount.
(4)
The amounts in this column reflect the aggregate market value of outstanding PSUs, calculated using the value of a common share of the Company on December 31, 2024, which was US$2.97.

Other Compensation and Pension Benefits

LAC has not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan in which the Company’s named executives participate. The Company currently maintains a registered retirement savings plan (“RRSP”) program for Canadian employees and a 401(k) savings plan for U.S. employees, where eligible employees, including the Company’s named executives, are allowed to contribute portions of their eligible compensation to a tax-qualified account. For the RRSP, LAC provides discretionary matching contributions equal to 4% of employees’ eligible compensation contributed to their RRSP plan up to a maximum of CDN$31,560 contribution. For the 401(k) savings plan, LAC provides discretionary matching contributions equal to 4% of employees’ eligible compensation contributed to the plan up to a maximum compensation limit of US$345,000.

Employment Agreements

Jonathan Evans, President and Chief Executive Officer

As at December 31, 2024, Mr. Evans was paid a base salary of $650,000, and was eligible to receive short-term incentive compensation at a target rate of 100% of base salary (“Evans STI Bonus”) and long-term incentive compensation at a target rate of 150% of base salary. Effective January 1, 2025, the Board approved adjustments to Mr. Evans’ base salary to $666,250 and long-term incentive compensation to a target rate of 225% of base salary.

On termination of employment without cause, because of a “Disability,” or for “Good Reason,” each as defined in Mr. Evans’ employment agreement, Mr. Evans will receive the following severance package: (a) 24 months (the “Evans Severance Period”) of base salary; (b) two times the Evans STI Bonus he received for the year prior to the year in which his employment terminates; (c) accelerated vesting of any equity awards scheduled to vest during the Evans Severance Period; and (d) continuation of benefits coverage during the Evans Severance Period or reimbursement for replacement coverage (the “Evans Severance Package”).

If at any time there is a “Change of Control” during the employment agreement (as defined in the employment agreement), and conditional upon Mr. Evans continuing to perform services to LAC Management LLC (“LACM”) until the “Change of Control” event, then Mr. Evans will receive the Evans Severance Package described above, and all equity awards previously granted will vest immediately in accordance with the terms of the Plan.

Kelvin Dushnisky, Executive Chair

As at December 31, 2024, Mr. Dushnisky was paid a base salary of $590,000, and was eligible to receive short-term incentive compensation at a target rate of 100% of base salary (“Dushnisky STI Bonus”) and long-term incentive compensation at a target rate of 100% of base salary. Effective January 1, 2025, the Board approved adjustments to Mr. Dushnisky's base salary to $604,750 and long-term incentive compensation to a target rate of 130% of base salary.

Mr. Dushnisky was granted a one-time signing equity award with a grant date fair value of US$1,770,000 in the form of RSUs. On termination of employment without cause, because of a “Disability,” or for “Good Reason,” each as defined in Mr. Dushnisky’s employment agreement, Mr. Dushnisky will receive the following severance package: (a) 18 months of his base salary; (b) any equity awards previously granted will be governed by the terms of the Plan and any applicable grant agreement; and (c) continuation of benefits coverage and vacation accrual for the minimum notice period required by applicable employment standards legislation.

If at any time there is a “Change of Control” during the employment agreement (as defined in the employment agreement), and within 12 months of such “Change of Control”:

1.
Mr. Dushnisky’s employment is terminated without cause, or
2.
Mr. Dushnisky resigns for “Good Reason” (as defined in the employment agreement) after (A) providing the Company with at least 14 days’ written notice of the circumstances constituting “Good Reason”; and (b) the Company failing to remedy the circumstances constituting “Good Reason” within that time, then Mr. Dushnisky will be entitled to receive the following:

- 24 months of base salary;

- two times the Dushnisky STI Bonus; and

- benefits continuation for 24 months if permitted by the rules of the applicable benefits plan(s). For benefits that cannot be continued through the entire 24 months, the Company will pay Mr. Dushnisky the value of the premiums that would be paid to the plans during the 24 month period.

All equity awards previously granted will vest immediately in accordance with the terms of the Plan.

Richard Gerspacher, Executive Vice President, Capital Projects

As at December 31, 2024, Mr. Gerspacher was paid a base salary of $465,000, and was eligible to receive short-term incentive compensation at a target rate of 75% of base salary (“Gerspacher STI Bonus”) and long-term incentive compensation at a target rate of 75% of base salary. Effective January 1, 2025, the Board approved adjustments to Mr. Gerspacher's base salary to $476,625 and long-term incentive compensation to a target rate of 100% of base salary. Mr. Gerspacher received a one-time grant of equity awards in the form of RSUs with a value of US$465,000 (the “Initial Gerspacher RSUs”).

On termination of employment without cause, because of a “Disability," or for “Good Reason," each as defined in Mr. Gerspacher’s employment agreement, Mr. Gerspacher will receive the following severance package: (a) 12 months (the “Gerspacher Severance Period”) of base salary; (b) an amount equal to the Gerspacher STI Bonus he received for the year before termination; (c) the Initial Gerspacher RSUs fully vest as of the termination date and accelerated vesting of any equity awards scheduled to vest during the Gerspacher Severance Period; and (d) continuation of benefits coverage during the Gerspacher Severance Period or reimbursement for replacement coverage (the “Gerspacher Severance Package”).

If at any time there is a “Change of Control” during the employment agreement (as defined in the employment agreement), and within 12 months of such “Change of Control”:

1.
Mr. Gerspacher’s employment is terminated without cause, or
2.
Mr. Gerspacher resigns for “Good Reason” (as defined in the employment agreement) after (a) providing LACM with written notice of the circumstances constituting “Good Reason”; (b) LACM failing to remedy the circumstances constituting “Good Reason”, then Mr. Gerspacher will be entitled to receive the Gerspacher Severance Package described above, except that the Gerspacher Severance Period will then be 24 months; and (c) all equity awards previously granted will vest immediately in accordance with the terms of the Plan.

Pablo Mercado, Former Executive Vice President and CFO

Mr. Mercado served as the Executive Vice President and Chief Financial Officer of the Company until November 22, 2024. Following Mr. Mercado’s resignation, the Company waived the resignation notice period in part and paid him in lieu the remaining portion of his base salary in the amount of $65,250, pursuant to his employment agreement and voluntary resignation letter agreement. Subject to the terms of Mr. Mercado’s employment agreement, the Company paid him $78,750 in paid-time off payout upon termination following his voluntary resignation, and unvested equity awards as of November 22, 2024 were forfeited for no consideration.

Management Contracts

No management functions of the Company or its subsidiaries are to any substantial degree performed by a person or company other than the directors and officers of the Company or its subsidiaries.

Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans

The Plan is the Company’s only equity incentive plan and governs all equity incentives awarded by LAC, including RSUs, PSUs, DSUs and options. The Company’s is permitted to issue an aggregate of 14,400,737 Common Shares under the Plan (or approximately 8.9% of the Common Shares based on the current number of Common Shares outstanding). The Plan was approved by shareholders at the annual and special meeting of the shareholders held on July 31, 2023.

The following information is as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding Options $ (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by the securityholders	2,908,825(1)	-	7,763,180(3)
Equity compensation plans not approved by the securityholders	-	-	-
Total	2,908,825	-	7,763,180

Note:

(1)
Represents the target number of Common Shares subject to PSU awards and the number of Common Shares subject to RSU and DSU awards granted under the Plan that are outstanding and unvested as of December 31, 2024. Because the number of Common Shares to be issued upon settlement of outstanding PSU awards is subject to performance conditions, the number of shares actually issued may be more or less than the number reflected in this column. No options or warrants have been granted under the Plan.
(2)
No options or warrants have been granted under the Plan and the awards reflected in column (a) are not reflected in this column as they do not have an exercise price.
(3)
Represents the total number of Common Shares remaining available for issuance under the Plan as of December 31, 2024.

Director Compensation

The Company’s director compensation program has been designed to be competitive to market. LAC intends to review the program with the assistance of an independent compensation consultant every two years to allow LAC to attract and retain qualified directors to serve on the Board, and the first review is expected to occur in 2024. The compensation peer group for purposes of benchmarking director compensation is the same as that for the Company’s executive compensation program. See Executive Compensation – Compensation Benchmarking for further details.

Director Fee Schedule

The fee schedule for independent directors for the year ended December 31, 2024 is set out below. Compensation the Company pays to itsindependent directors is comprised of fees for serving on the Board and committees, and fees for attending meetings in excess of ten Board and committee meetings combined annually. Fees are payable quarterly, through a combination of cash and DSU grants at the election of each independent director and in accordance with the Plan. Fees are generally paid or issued for the previous quarter's services concurrent with Board meetings to approve quarterly and annual filings. Where compensation for excess meeting fees becomes payable in any given year, such fees are paid on an annual basis.

Non-Employee Director Compensation	Compensation (in cash or securities)
Annual base fees
Independent director fee (for all independent directors)	US$155,000 per year, with a minimum of US$90,000 payable in DSUs under the Plan

Lead independent director retainer	US$25,000: $15,000 cash and $10,000 in DSUs under the Plan

Additional fees for serving on committees

Annual fee for acting as Chair of the Audit and Risk Committee	US$20,000 per year

Annual fee for acting as Chair of any other committee	US$15,000 per year

Annual fee for serving as a non-Chair member of any committee	US$5,000 per year

Meeting fees for attending Board and committee meetings in excess of 10 meetings per year	US$1,000 per meeting

Special committee meeting fees	To be set by the Board concurrent with establishing the special committee, and dependent upon the expected workload

The Company also reimburses directors for reasonable travel and out-of-pocket expenses in connection with their services, including attendance at in-person meetings and site visits. Directors are also eligible to receive options under the Plan as compensation; however, the Company generally intends to award DSUs to directors, rather than options, pursuant to its director compensation program.

Independent directors are compensated for serving on special committees, with fees set by the Board at the time the special committee is formed. There were no special committees of the Board during 2024.

Director Compensation Table

The table below summarizes the compensation earned by all directors other than directors who are also named executives for the year ended December 31, 2024. In 2024, a total of US$975,000 in director compensation was earned by independent directors.

The total amount of director compensation in the table below excludes compensation earned by Mr. Evans and to Mr. Dushnisky, who do not receive additional compensation for their services as directors of LAC but rather are compensated in connection with their respective executive roles. As set out in more detail below, Mr. Kirkman did not receive compensation for his services as a director in 2024.

Director Name	Fees Earned (US$)(1)	Share- Based Awards (US$)(2)	Total (US$)(2)
Michael Brown	30,000	155,000	185,000
Fabiana Chubbs	88,000	100,000	188,000
Yuan Gao	52,000	165,000	217,000
Zach Kirkman(3)	-	-	-
Jinhee Magie	92,000	100,000	192,000
Philip Montgomery	103,000	90,000	193,000

Notes:

(1)
Cash portion of fees earned by each director.
(2)
Share-based awards portion of fees earned by each director. Amounts in this column represent the aggregate grant date fair value of the DSUs granted to directors during the 2024 fiscal year, calculated in accordance with FASB ASC Topic 718. The FASB ASC Topic 718 value for the DSUs was calculated using the volume weighted adjusted price over the five days up to and including the last day of the applicable quarter. As of December 31, 2024, the following DSUs were held by each of the Company’s directors, which are unvested and will be settled at the end of their board tenure, respectively: (i) Mr. Brown, 39,787 DSUs, (ii) Ms. Chubbs, 63,157 DSUs, (iii) Mr. Gao, 69,711 DSUs, (iv) Ms. Magie, 35,457 DSUs and (v) Mr. Montgomery, 23,612 DSUs. Additionally, as of December 31, 2024, Ms. Magie held 1,079 vested RSUs, which will be settled at the end of her board tenure if she does not elect to settle same prior to.
(3)
Pursuant to the GM Investor Rights Agreement, a director’s fee would be payable to Mr. Kirkman based on Mr. Kirkman’s service on the Board unless GM waives the fee. GM waived the director’s fee and as such Mr. Kirkman does not receive director compensation as the GM director nominee on the Board.

The following table provides a breakdown of the fees earned by independent directors in the table above, based on the services each director provided under the fee schedule, except as otherwise indicated:

Director Name		Board Retainer (US$)	Committee Retainer (US$)	Board and Committee Meeting Fees (US$)(1)	Total (US$)
Michael Brown	Cash Share-based Awards	- 155,000	20,000 -	10,000 -	30,000 155,000
Fabiana Chubbs	Cash Share-based Awards	55,000 100,000	25,000 -	8,000 -	88,000 100,000
Yuan Gao	Cash Share-based Awards	15,000 165,000	25,000 -	12,000 -	52,000 165,000
Zach Kirkman(2)	Cash Share-based Awards	- -	- -	- -	- -
Jinhee Magie	Cash Share-based Awards	55,000 100,000	25,000 -	12,000 -	92,000 100,000
Philip Montgomery	Cash Share-based Awards	65,000 90,000	25,000 -	13,000 -	103,000 90,000

Notes:

(1)
Fees earned by each independent director attending more than a combined total of 10 Board and committee meetings per calendar year.
(2)
Pursuant to the GM Investor Rights Agreement, a director’s fee would be payable to Mr. Kirkman based on Mr. Kirkman’s service on the Board unless GM waives the fee. GM waived the director’s fee and as such Mr. Kirkman does not receive director compensation as the GM director nominee on the Boar

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See Item 11 – Compensation Plans – Securities Authorized for Issuance Under Equity Compensation Plans for information regarding our equity plan compensation.

Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership Table

The table below sets forth information regarding ownership of Common Shares as of March 17, 2025 by each person or entity known by the Company to be the beneficial owners of more than 5% of issued and outstanding Common Shares, and Common Shares beneficially owned by each of the Company’s directors, new Board nominees, NEOs and all directors and executive officers as a group. To the best of the Company's knowledge, except as disclosed in the table below or with respect to the Company's directors and executive officers, the Company is not controlled, directly or indirectly, by another corporation, by any foreign government or by any other natural or legal persons. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all common shares beneficially owned by them.

The number of Common Shares beneficially owned by each person is determined under applicable SEC rules. Under these rules, a person is considered to have “beneficial ownership” of any shares over which that person, directly or indirectly, has or shares voting or investment power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all common shares beneficially owned by them. The beneficial ownership percentage of each person is based on 218,686,462 shares outstanding as of March 17, 2025.

Name of beneficial owner	Number of Common Shares held	Percent of LAC shares outstanding
5% or greater shareholders
General Motors Holdings LLC(1)	15,002,243	6.87%
Ganfeng Lithium Co., Ltd.(2)	15,000,000	6.86%
Officers and Directors
Aubree Barnum(3)	38,300	*
Michael Brown(4)	43,888	*
Fabiana Chubbs(5)	71,973	*
Luke Colton	0	*
Tim Crowley	101,567	*
Kelvin Dushnisky(6)	130,333	*
Jonathan Evans(7)	573,957	*
Yuan Gao(8)	72,942	*
Richard Gerspacher	105,250	*
Edward Grandy	109,168	*
April Hashimoto	34,331	*
Zach Kirkman	0	*
Jinhee Magie(9)	43,457	*
Philip Montgomery(10)	23,612	*
Alexi Zawadzki	371,686	*
All current directors and executive officers as a group (15 individuals)	1,720,464	*

Notes:

(1)
This information is based on a review of ownership reports filed with the SEC on or before March 17, 2025. As reported on Schedule 13D/A as of December 20, 2024, and filed with the SEC on December 23, 2024, the business address for General Motors Holdings LLC is 300 Renaissance Center, Detroit, MI 48265. General Motors Holdings LLC has an aggregate beneficial ownership of 15,002,243 common shares, sole voting power over 0 common shares, sole dispositive power over 0 common shares, shared voting power over 15,002,243 common shares and shared dispositive power over 15,002,243 common shares. General Motors Holdings LLC is a wholly owned subsidiary of General Motors Company. General Motors Company may be deemed to share beneficial ownership over the common shares directly or beneficially owned by General Motors Holdings LLC. This information is based solely upon the Amendment No. 3 to Schedule 13D filed by General Motors Holdings LLC on December 23, 2024. The Company takes no responsibility for such information and makes no representation as to its accuracy or completeness as of the date hereof or on any subsequent date.
(2)
The business address for Ganfeng Lithium Co., Ltd. is Longteng Road, Economic Development Zone, Xinyu, Jiangxi Province, China.
(3)
Includes 24 common shares held indirectly by the individual’s spouse.
(4)
Includes 39,787 common shares underlying deferred share units.
(5)
Includes 63,157 common shares underlying deferred share units.
(6)
Includes 10,548 common shares underlying deferred share units.
(7)
Includes 9,747 common shares underlying deferred share units.
(8)
Includes 69,711 common shares underlying deferred share units.
(9)
Includes 35,457 common shares underlying deferred share units.
(10)
Includes 23,612 common shares underlying deferred share units.

* Represents less than one percent of the total issued and outstanding Common Shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Handling Conflicts of Interest and Related Party Transactions

LAC’s Code of Conduct requires all of the Company’s employees and directors to avoid any activity that is in conflict with LAC’s business interests, and to disclose any actual or potential conflicts of interest to the Company. The Company’s employees and directors must also annually certify their compliance with the Code of Conduct. Disclosures of an actual or potential conflict of interest are reviewed by the Company’s General Counsel to ensure appropriate follow-up and reporting. Any waiver from the Code requires the approval of the CEO in consultation with the Governance and Nomination Committee. For senior executive officers and members of the Board, a waiver requires the express approval of the Company’s Board and must be promptly disclosed as required by law and regulation. Since the beginning of 2024, there has been no waiver of any aspect of the Code Conduct.

If a director or officer has a material interest in a transaction or agreement involving the Company, or otherwise identifies a potential personal conflict, the director or officer must declare the conflict or potential conflict to the Board. A director who has a material interest, conflict or potential conflict must abstain from voting on the matter at any Board meeting where it is being discussed or considered.

The Board also forms special committees as needed, comprised of only independent directors, to evaluate proposed related party transactions and ensure that independent judgment is used to evaluate the transaction, free of any potential or actual conflict of interest, or for other purposes as needed and determined by the Board in its sole discretion. In addition, the Board considers related party transactions in conjunction with making director independence determinations. Completion of annual questionnaires by directors and officers of the Company assists in identifying possible related party transactions.

Since January 1, 2024, the Company has not been a party to any related party transactions. For purposes of the foregoing, a related party transaction includes transactions in which the Company was or is to be a participant and the amount involved exceeds US$120,000, and the related party has or will have a direct or indirect material interest. A related person consists of a shareholder, director, nominee director or executive officer of the Company beneficially owning more than five percent of the Company’s voting securities, and the immediate family members of these individuals.

Independence

LAC believes that the majority of the Company’s directors are independent in accordance with applicable Canadian legal requirements and guidelines and independence criteria of the regulations of the SEC and rules of the NYSE. The G&N Committee and the Board review the independence of each Board member and nominated director against these criteria at least once a year. Consistent with the laws and rules described above, the Board has reviewed all relationships between the Company and each director and director nominee and considered all relevant quantitative and qualitative criteria.

The Board has determined that the following five of the eight LAC directors qualify as independent: Yuan Gao, Michael Brown, Fabiana Chubbs, Jinhee Magie, and Phil Montgomery. The non-independent directors of the Company are Jonathan Evans, who is the President and CEO of the Company; Kelvin Dushnisky, who is the Executive Chair; and Zach Kirkman, who is a representative of GM, which has a commercial relationship with the Company. In addition, the Board has determined that all of the directors who currently serve on the A&R Committee and the C&L Committee are independent as required by NYSE and SEC criteria. The G&N Committee is also comprised entirely of independent directors, and the chairs of each of the Board committees are independent.

In recommending to the Board that it determine a director is independent, the G&N Committee considered whether there were any other facts or circumstances that might impair a director’s independence. Generally, independence of a director means that the individual is not an employee or member of management of the Company or any subsidiary, receives no compensation from the Company or a subsidiary except compensation for serving as a director on the Board, and generally the individual has no conflicts of interest or other ties to management, the Company or a subsidiary that would lead to a determination that the individual is unable to exercise judgment independent of management. These same considerations extend to immediate family members of the individual.

As outlined above, Directors on the Board with an interest in a material transaction or agreement are required to declare their interest to the Board and refrain from voting on or consenting to the transaction or agreement at issue. The Board may also forms special committees as more particularly described above.

Dr. Gao has been appointed as the Lead Independent Director by the Board and is responsible for ensuring that the independent directors have regular opportunities to meet in executive sessions without the presence of executives and non-independent directors. Discussions among the independent directors will be led by the Lead Independent Director who will subsequently provide feedback to the Executive Chair. Independent directors have the opportunity to meet in camera at every Board and committee meeting.

Item 14: Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by the Company’s external auditors, PricewaterhouseCoopers LLP, Vancouver, British Columbia, Canada (PCAOB ID #271), by category, together with the corresponding fees billed by the auditors for each category of service for the financial years ended December 31, 2023 and 2024.

	2024	2023(1)	Description of fee category
Audit fees	$690,212	$669,418	Represents the aggregate fees for audit services.
Audit-related fees	-	-

Represents the aggregate fees for assurance and related services by the Company’s auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included under “Audit fees”.(2)(3)

Tax fees	-	$17,122	Represents the aggregate fees for professional services rendered by the Company’s auditors for tax compliance, tax advice and tax planning.(4)
All other fees	$3,986	-	Represents the aggregate fees for products and services provided by the Company’s auditors other than those services reported under “Audit fees”, “Audit-related fees” and “Tax fees”.
Total fees	$694,198	$686,539

Notes:

(1)
Includes fees billed to Old LAC for services in fiscal year 2023 related to the Separation and fees billed to LAC. All fees relating to the Separation have been included in this column.
(2)
During fiscal year 2023, the services provided in the “Audit-related fees” category includes the fees for the audit of the Company’s financial statements and fees for the audit and review of carve-out financial statements relating to the Separation. Fees for services received before and after the separation were paid or accrued by Old LAC and New LAC, respectively.
(3)
During fiscal year 2024, the services provided in the “Audit-related fees” category include due diligence related to prospectus offerings and purchase price allocations.
(4)
During fiscal year 2023, the services provided in the “Tax fees” category included the fees for professional services rendered for tax advice relating to the Arrangement. These fees were paid by Old LAC.

Pre-Approval Policies and Procedures

The A&R Committee has adopted a policy that requires pre-approval by the A&R Committee of any services provided by the Company’s independent auditors, whether audit or non-audit services. All of the services and fees described under the categories of “Audit Fees," “Audit Related Fees," “Tax Fees” and “All Other Fees” above were reviewed and approved by the A&R Committee before the respective services were rendered. The Company is not relying upon a waiver pursuant to the provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

The A&R Committee has considered the nature and amount of the fees billed by PricewaterhouseCoopers LLP, Chartered Professional Accountants, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of PricewaterhouseCoopers LLP, Chartered Professional Accountants.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)
1. All Financial Statements and Supplemental Information
2.
Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8.

3.
Exhibits
(b)
Exhibits

Exhibit Number	Exhibit Name
2.1*+	Investment Agreement, dated October 15, 2024, between Lithium Americas Corp., General Motors Holdings LLC, and Lithium Nevada Ventures LLC
2.2*+	Amended and Restated Limited Liability Company Agreement of Lithium Nevada Ventures LLC, dated effective as of December 20, 2024.
3.1*	Amended Articles of Incorporation
4.1*+	Amended and Restated Investor Rights Agreement, dated October 15, 2024, between Lithium Americas Corp. and General Motors Holdings LLC
4.2*+	Amended and Restated Arrangement Agreement dated June 14, 2023 between Old LAC and the Company
4.3

Lock-Up Agreement dated October 2, 2023 between Old LAC, 139768 B.C. Ltd. and GFL International Co., Limited (incorporated by reference to Exhibit 99.11 to the Current Report on Form 6-K filed by LAC on October 5, 2023)

10.1*+	Joinder Agreement dated December 20, 2024
10.2

Tax Indemnity and Cooperation Agreement dated October 3, 2023 between Lithium Argentina and L AC (incorporated by reference to Exhibit 99.12 to the Current Report on Form 6-K filed by LAC on October 5, 2023)

10.3#

Gross Revenue Royalty Agreement dated February 6, 2013 among Western Lithium USA Corporation, KV Project LLC and MF2 LLC (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form 20-F filed by Lithium Americas Corp. on September 14, 2023)

10.4

Gross Revenue Royalty Agreement dated February 6, 2013 among Western Lithium USA Corporation, Western Lithium Corporation and MF2 LLC (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form 20-F filed by Lithium Americas Corp. on September 14, 2023)

10.5

Amendment No. 1 to Gross Revenue Royalty Agreement dated September 30, 2013 among Western Lithium USA Corporation, KV Project LLC and MF2 LLC (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form 20-F filed by Lithium Americas Corp. on September 14, 2023)

10.6	Amendment No. 1 to Gross Revenue Royalty Agreement dated September 30, 2013 among Western Lithium USA Corporation, Western Lithium Corporation and MF2 LLC (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form 20-F filed by Lithium Americas Corp. on September 14, 2023)
10.7*+	Management Services Agreement, dated December 20, 2024, by and among LAC Management LLC, Lithium Nevada Ventures LLC, Lithium Nevada LLC and for the purposes set forth therein, Lithium Americas Corp.
10.8

Assignment of Offtake Agreement, dated October 28, 2024, by and among Lithium Americas Corp., Lithium Nevada Corp. and General Motors Holdings LLC. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 6-K filed by LAC on December 23, 2024)

10.9*+	Second Amendment to Lithium Offtake Agreement, dated December 20, 2024, by and among Lithium Americas Corp., Lithium Nevada LLC, and General Motors Holdings LLC.
10.10*+	Lithium Offtake Agreement (Phase Two), dated December 20, 2024, by and among General Motors Holdings LLC, Lithium Americas Corp. and Lithium Nevada LLC.
10.11*+	Loan Arrangement and Reimbursement Agreement dated October 28, 2024
10.12*+	Omnibus Amendment and Termination Agreement, dated December 17, 2024
10.13*+	Affiliate Support Agreement by and among Lithium Americas Corp., 1339480 B.C. Ltd., KV Project LLC, United States Department of Energy and Citibank, N.A., dated October 28, 2024
10.14*+	Note Purchase Agreement by and among the Federal Financing Bank, Lithium Nevada Corp, and the Secretary of Energy, dated October 28, 2024
10.15*+	Future Advance Promissory Note, dated October 28, 2024
10.16

Joinder Agreement dated October 3, 2023 between Lithium Americas Corp. and General Motors Holdings LLC (incorporated by reference to Exhibit 99.15 to the Current Report on Form 6-K filed by Lithium Americas Corp. on October 5, 2023)

10.17†	LAC Equity Incentive Plan, effective October 3, 2023 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by LAC on October 6, 2023)
10.18†	Form of Deferred Share Unit Grant Letter
10.19†	Form of Restricted Share Rights Grant Letter for Performance Share Units
10.20†	Form of Restricted Share Unit Grant Letter
10.21†	Executive Employment Agreement dated October 3, 2023 by and between Richard Gerspacher and Lithium Nevada Corp.
10.22†	Executive Employment Agreement dated October 3, 2023 by and between Jonathan David Evans and Lithium Nevada Corp.
10.23†	Executive Employment Agreement dated October 3, 2023, by and between Kelvin Dushnisky and Lithium Americas Corp.
19.1*	Securities Trading Policy effective November 2024
21.1*	Subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Sawtooth Mining LLC
23.3*	Consent of EXP U.S. Services Inc.
23.4*	Consent of NewFields Mining Design & Technical Services
23.5*	Consent of SGS Canada Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1

Preliminary Feasibility Study S-K 1300 Technical Report Summary for the Thacker Pass Project Humboldt County, Nevada, USA, effective December 31, 2022 (incorporated by reference to Exhibit 96.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on January 7, 2025)

97.1*	Registrant’s Incentive Compensation Recovery Policy effective November 2024
101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Income Statements, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** These files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

# Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Corporation agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

+ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

The Corporation agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and

Exchange Commission upon its request.

† Management contract or compensatory plan or agreement.

Item 16: Form 10-K Summary

None.

Signatures

LITHIUM AMERICAS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM AMERICAS CORP. (Registrant)

By:	/s/ Jonathan Evans
Jonathan Evans
President and Chief Executive Officer

Date: March 28, 2025

LITHIUM AMERICAS CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of March 2025 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Jonathan Evans	Director, President and Chief Executive Officer
Jonathan Evans	(Principal Executive Officer)

/s/ Luke Colton	Executive Vice President and Chief Financial Officer
Luke Colton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kelvin Dushnisky	Director and Executive Chair
Kelvin Dushnisky

/s/ Yuan Gao	Lead Independent Director
Yuan Gao

/s/ Michael Brown	Director
Michael Brown

/s/ Fabiana Chubbs	Director
Fabiana Chubbs

/s/ Zach Kirkman	Director
Zach Kirkman

/s/ Jinhee Magie	Director
Jinhee Magie

/s/ Philip Montgomery	Director
Philip Montgomery

Supplemental Information

None.