Form 10-Q
period 2025-03-31
LITHIUM AMERICAS CORP.
filed 2025-05-15
CIK 1966983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission file number: 001-41788

LITHIUM AMERICAS CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	Not applicable
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3260 – 666 Burrard Street

Vancouver, British Columbia, Canada, V6C 2X8

(Address of Principal Executive Offices) (Zip Code)

(778) 656-5820

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	LAC	New York Stock Exchange Toronto Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The registrant had 218,904,876 common shares outstanding as at May 8, 2025.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the documents incorporated by reference, contain “forward-looking information” within the meaning of applicable Canadian securities legislation, and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively referred to herein as “forward-looking statements” (“FLS”)). All statements, other than statements of historical fact, are FLS and can be identified by the use of statements that include, but are not limited to, words, such as “anticipate,” “plan,” “continues,” “estimate,” “expect,” “may,” “will,” “projects,” “predict,” “proposes,” “potential,” “target,” “implement,” “scheduled,” “forecast,” “intend,” “would,” “could,” “might,” “should,” “believe” and similar terminology, or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. FLS in this quarterly report, including the documents incorporated by reference, includes, but is not limited to: statements relating to the anticipated sources and uses of funds to complete project financing, statements relating to the JV Transaction (as defined herein) with GM (as defined herein), the DOE Loan (as defined herein) and the Orion Investment (as defined herein), including statements regarding satisfaction of draw down conditions on the DOE Loan and expected timing for first draw down on the DOE Loan; expectations about the extent that the JV Transaction, DOE Loan, the investment from GM and cash on hand would fund the development and construction of the Thacker Pass project (the “Thacker Pass Project”) on schedule or at all; expectations and timing on the commencement of major construction and first production; project de-risking initiatives; expectations related to the construction build, job creation and nameplate capacity of the Thacker Pass Project as well as other statements with respect to the Company’s future objectives and strategies to achieve these objectives, including the future prospects of the Company; the estimated cash flow, capitalization and adequacy thereof for the Company; the estimated costs of the development of the Thacker Pass Project, including timing, progress, approach, continuity or change in plans, construction, commissioning, milestones, anticipated production and results thereof and expansion plans; cost and expected benefits of the transloading terminal; cost and expected benefit of the limestone quarry; anticipated timing to resolve, and the expected outcome of, any complaints or claims made or that could be made concerning the permitting process in the United States for the Thacker Pass Project; the timely completion of environmental reviews and related consultations, and receipt or issuance of permits and approvals, in the United States for the Company’s development and resultant operations; outcomes or timing of judicial proceedings; capital expenditures and programs; estimates, and any change in estimates, of the mineral resources and mineral reserves at the Thacker Pass Project; development of mineral resources and mineral reserves; the realization of mineral resources and mineral reserves estimates, including whether certain mineral resources will ever be developed into mineral reserves, and information and underlying assumptions related thereto; government regulation of mining operations and treatment under governmental and taxation regimes; the future price of commodities, including lithium; the creation of a battery supply chain in the United States to support the electric vehicle market; the timing and amount of future production, currency exchange and interest rates; the Company’s ability to raise capital; expected expenditures to be made by the Company on the Thacker Pass Project; statements relating to revised capital cost estimates; ability to produce high purity battery grade lithium products; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the timing, cost, quantity, capacity and product quality of production at the Thacker Pass Project; successful development of the Thacker Pass Project, including successful results from the Company’s testing facility and third-party tests related thereto; statements with respect to the expected economics of the Thacker Pass Project, including capital costs, operating costs, sustaining capital requirements, after tax net present value and internal rate of return, pricing assumptions, payback period, sensitivity analyses, net cash flows and life of mine; anticipated job creation and the completion of the workforce hub; the expectation that the National Construction Agreement (Project Labor Agreement) with North America’s Building Trades Unions for construction of Phase 1 of the Thacker Pass Project will minimize construction risk, ensure availability of skilled labor, address the challenges associated with the Thacker Pass Project’s remote location and be effective in prioritizing employment of local and regional skilled craft workers, including members of underrepresented communities; the expected workforce development training program being prepared with Great Basin College; the Company’s commitment to sustainable development, limiting the environmental impact at the Thacker Pass Project and plans for phased reclamation during the life of mine including use benefits of growth media; ability to achieve capital cost efficiencies; anticipated use of any future proceeds related to the Thacker Pass Project; anticipated plans regarding the payment or non-payment of dividends; as well as other statements with respect to management’s beliefs, plans, estimates and intentions, and similar statements concerning anticipated future events, results, circumstances, performance or expectations that are not historical facts.

FLS involves known and unknown risks, assumptions and other factors that may cause actual results or performance to differ materially. FLS reflects the Company’s current views about future events, and while considered reasonable by the Company as of the date of this quarterly report, are inherently subject to significant uncertainties and contingencies. Accordingly, there can be no certainty that they will accurately reflect actual results. Assumptions and other factors upon which such FLS is based include, without limitation: expectations regarding Phase 2 of the Thacker Pass Project, including financing; the ability of LN to draw down on the DOE Loan on the anticipated timeline, or at all, and the absence of material adverse events affecting the Company during the construction of the Project; the ability of LN to satisfy all draw down conditions for the Loan in a timely manner; the ability of the Company to perform conditions and meet expectations regarding the Company’s financial resources and future prospects; the ability to meet future objectives and priorities; a cordial business relationship between the Company and third-party strategic and contractual partners; the risk of tax liabilities as a result of the Arrangement (as defined herein) and general business and economic uncertainties and adverse market conditions; the risk that the Arrangement may not be tax-free for income tax purposes and potential significant tax liabilities that the Company may be exposed to if the tax-deferred spinoff rules are not met; the risk of tax indemnity obligations owed by the Company to Lithium Argentina (as defined below) following the Arrangement becoming payable, including as a result of events outside of the Company’s control; the availability of equipment and facilities necessary to complete development and construction of the Thacker Pass Project; unforeseen technological and engineering problems; changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current presidential administration, higher interest rates, the rate of inflation, a potential economic recession and potential changes in United States trade policy, including the imposition of tariffs and the resulting consequences on, among other things, the extractive resource industry, the green energy transition and the electric vehicle market; uncertainties inherent to feasibility studies and mineral resource and mineral reserve estimates; the mine processing facilities, based on the results of the testing facility and third-party tests, performing as expected; the ability of the Company to secure sufficient additional financing, advance and develop the Thacker Pass Project, and to produce battery grade lithium; the respective benefits and impacts of the Thacker Pass Project when production operations commence; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the Company’s ability to operate in a safe and effective manner, and without material adverse impact from the effects of climate change or severe weather conditions; uncertainties relating to receiving and maintaining mining, exploration, environmental and other permits or approvals in Nevada; demand for lithium, including that such demand is supported by growth in the electric vehicle market and lithium-ion battery market; current technological trends; the impact of increasing competition in the lithium business, and the Company’s competitive position in the industry; continuing support of local communities and the Fort McDermitt Paiute and the Shoshone Tribe in relation to the Thacker Pass Project, and continuing constructive engagement with these and other stakeholders, and any expected benefits of such engagement; risks related to cost, funding and regulatory authorizations to develop a workforce housing facility; the stable and supportive legislative, regulatory and community environment in the jurisdictions where the Company operates; impacts of inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions; the impact of unknown financial contingencies, including litigation costs, environmental compliance costs and costs associated with the impacts of climate change, on the Company’s operations; increased attention to environmental, social, governance and safety (“ESG-S”) and sustainability-related matters; risks related to the Company’s public statements with respect to such matters that may be subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential sustainability-related benefits); risks that the Company may face regarding potentially conflicting initiatives from certain U.S. state or other governments; estimates of and unpredictable changes to the market prices for lithium products; development and construction costs for the Thacker Pass Project, and costs for any additional exploration work at the project; estimates of mineral resources and mineral reserves, including whether mineral resources not included in mineral reserves will be further developed into mineral reserves; some of the modifying factors used to convert mineral resources to mineral reserves may change materially, and could materially impact the mineral reserve estimate; reliability of technical data; anticipated timing and results of exploration, development and construction activities, including the impact of ongoing supply chain disruptions and availability of equipment and supplies on such timing; timely responses from governmental agencies responsible for reviewing and considering the Company’s permitting activities at the Thacker Pass Project; availability of technology, including low carbon energy sources and water rights, on acceptable terms to advance the Thacker Pass Project; government regulation of mining operations and mergers and acquisitions activity, and treatment under governmental, regulatory and taxation regimes; ability to realize expected benefits from investments in or partnerships with third parties; accuracy of development budgets and construction estimates; that the Company will meet its future objectives and priorities; that the Company will have access to adequate capital to fund its future projects and plans; that such future projects and plans will proceed as anticipated; compliance by the JV Partners (as defined herein) with terms of agreements and the ability of the JV Partners to fund their share of funding obligations for the Thacker Pass Project; the lack of any material disputes or disagreements between the JV Partners; the regulation of the mining industry by various governmental agencies; as well as assumptions concerning general economic and industry growth rates, commodity prices, resource estimates, currency exchange and interest rates and competitive conditions. Although the Company believes that the assumptions and expectations reflected in such FLS are reasonable, the Company can give no assurance that these assumptions and expectations will prove to be correct.

Readers are cautioned that the foregoing lists of factors are not exhaustive. There can be no assurance that FLS will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. As such, readers are cautioned not to place undue reliance on this information, and that this information may not be appropriate for any other purpose, including investment purposes. The Company’s actual results could differ materially from those anticipated in any FLS as a result of the risk factors described under Part II, Item 1A, “Risk Factors” in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) and elsewhere throughout that report, in the Company’s other continuous disclosure documents available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and other risks, many of which our beyond our control. All FLS contained in this quarterly report is expressly qualified by the risk factors set out in the aforementioned documents. Readers are further cautioned to review the full description of risks, uncertainties and management’s assumptions in the aforementioned documents and other disclosure documents available on SEDAR+ and on EDGAR. The Company does not undertake any obligation to update or revise any FLS, whether as a result of new information, future events or otherwise, except as required by law.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Cash (Note 2)	$446,620	$593,885
Receivables	620	557
Prepaids and deposits	2,080	7,733
Total current assets	449,320	602,175

Investments measured at fair value (Note 3)	2,196	4,152
Restricted cash	288	288
Mineral properties, plant and equipment, net (Note 4)	475,778	398,948
Deferred financing costs	11,529	11,529
Other assets (Note 5)	79,387	27,852
Total assets [1]	$1,018,498	$1,044,944

LIABILITIES
Accounts payable	$3,050	$700
Accrued liabilities (Note 6)	34,629	51,764
Current portion of lease liabilities (Note 7)	5,739	5,816
Total current liabilities	43,418	58,280

Royalty and production payment arrangements	20,825	20,715
Lease liabilities (Note 7)	15,455	16,821
Reclamation liabilities	288	288
Other liabilities	3,500	3,500
Total liabilities [1]	83,486	99,604

Commitments (Note 14)

Non-controlling interest (Note 8)	309,512	310,336

STOCKHOLDERS’ EQUITY
Common stock, no par value, unlimited authorized; 218,686 and 214,465 shares issued and outstanding, respectively	657,324	655,068
Additional paid-in capital	34,560	35,618
Accumulated deficit	(66,384)	(55,682)
Total stockholders’ equity	625,500	635,004
Total liabilities, non-controlling interest and stockholders’ equity	$1,018,498	$1,044,944

Subsequent events (Note 15)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

1 The Company is the primary beneficiary in a variable interest entity (“VIE”). See Note 8 for further information related to the Company’s VIE. The consolidated assets as of March 31, 2025 and December 31, 2024, include $892,116 and $888,486, respectively, of assets for the VIE that can only be used to settle the obligations of the VIE. As of March 31, 2025 and December 31, 2024, the assets include, respectively: Cash of $332,730 and $452,293; Receivables of $11 and $16; Prepaids and deposits of $881 and $6,091; Mineral properties, plant and equipment of $479,368 and $402,540; and, Other assets, non-current of $79,126 and $27,546. The consolidated liabilities as of March 31, 2025 and December 31, 2024, of $77,611 and $71,813, respectively, include $54,641 and $50,865 of liabilities of the VIE whose creditors have no recourse to the Company. As of March 31, 2025 and December 31, 2024, the liabilities include, respectively: Accounts Payable of $2,975 and $684; Accrued liabilities of $26,963 and $24,083; Lease liabilities, current of $5,561 and $5,632; Lease liabilities, non-current of $15,354 and $16,678; Reclamation liabilities of $288 and $288; and, Other liabilities, non-current of $3,500 and $3,500.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for per share amounts and shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS

	Three Months Ended March 31,
	2025	2024
Operating expenses
Exploration expenditures	$(19)	$-
General and administrative expenses (Note 10)	(6,517)	(5,803)
Total operating expenses	(6,536)	(5,803)
Other income (expense)
Transaction costs (Note 11)	(4,302)	(865)
Loss on financial instruments measured at fair value	(1,956)	(1,504)
Interest expense	-	(1)
Other income	1,268	1,909
Total other expense	(4,990)	(461)
Net loss	$(11,526)	$(6,264)

Net loss attributable to:
Common stockholders	$(10,702)	$(6,264)
Non-controlling interest	(824)	-
Total	$(11,526)	$(6,264)

Net loss per share attributable to common shareholders, basic and diluted (Note 9)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	218,603	162,042

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity attributable to LAC shareholders	Non- controlling interest	Total stockholders’ equity and non- controlling interest
Balance, January 1, 2024	161,778	$383,063	$15,020	$(13,154)	$384,929	$-	$384,929
Shares issued on conversion of stock-based awards	373	2,875	(2,875)	-	-	-	-
Stock-based compensation	-	-	5,038	-	5,038	-	5,038
Net loss	-	-	-	(6,264)	(6,264)	-	(6,264)
Balance, March 31, 2024	162,151	$385,938	$17,183	$(19,418)	$383,703	$-	$383,703

Balance, January 1, 2025	218,465	$655,068	$35,618	$(55,682)	$635,004	$310,336	$945,340
Shares issued on conversion of stock-based awards	221	2,256	(2,256)	-	-	-	-
Stock-based compensation	-	-	1,198	-	1,198	-	1,198
Net loss	-	-	-	(10,702)	(10,702)	(824)	(11,526)
Balance, March 31, 2025	218,686	$657,324	$34,560	$(66,384)	$625,500	$309,512	$935,012

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(11,526)	$(6,264)
Adjustments for:
Depreciation	12	-
Stock-based compensation	1,033	1,389
Amortization of right-of-use asset	253	204
Loss on financial instruments measured at fair value	1,956	1,504
Other items	182	(6)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(68)	3,239
Decrease in prepaids and deposits	443	627
Increase/(decrease) in accounts payable	60	(10,274)
Increase/(decrease) in accrued liabilities	(10,939)	7,592
Operating lease payments, net of non-cash interest accrual	(247)	(192)
Net cash used in operating activities	(18,841)	(2,181)
Investing activities
Additions to mineral properties, plant and equipment	(117,933)	(46,081)
Net cash used in investing activities	(117,933)	(46,081)
Financing activities
Deferred financing fees	(9,294)	-
Principal payments on finance lease obligations	(1,197)	(12)
Net cash used in financing activities	(10,491)	(12)

Net decrease in cash, cash equivalents, and restricted cash	(147,265)	(48,274)

Cash, cash equivalents, and restricted cash, beginning of period [1]	594,173	195,804
Cash, cash equivalents, and restricted cash, end of period [1]	$446,908	$147,530

1.
March 31, 2025 and December 31, 2024 balances include restricted cash of $288.

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

1.
BACKGROUND AND BASIS OF PRESENTATION

Background and Nature of Operations

Lithium Americas Corp., (the “Company” or “LAC”) is principally focused on development of Thacker Pass (“Thacker Pass”), a sedimentary-based lithium project located in the McDermitt Caldera in Humboldt County in north-western Nevada, USA. The Company operates in one operating segment and one geographical area. The development of Thacker Pass is undertaken through a joint venture with General Motors Holdings LLC (“GM”) (Note 8).

The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “LAC.”

To date, the Company has not generated revenues from operations and has relied on equity financing to fund operations. The underlying values of mineral properties, plant and equipment, including Thacker Pass, are dependent on the existence of economically recoverable reserves, maintaining title and beneficial interest in the properties, and the ability of the Company to draw upon debt financing arrangements and raise additional capital to complete development and to attain future profitable operations.

Basis of Presentation

The unaudited condensed consolidated interim financial statements (the “Interim Statements”) of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by US GAAP for complete financial statements. The Interim Statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows for the interim periods reported. The operating results for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full year. These Interim Statements are expressed in U.S. dollars (“USD”), the Company’s presentation and functional currency.

These Interim Statements should be read in conjunction with the annual consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025 (the “Fiscal 2024 Annual Financial Statements”). These policies have been applied on a consistent basis for all periods. Information related to recent accounting pronouncements, which are not yet effective, is included in the summary of significant accounting policies note for the year ended December 31, 2024.

These Interim Statements have been prepared on the assumption that the Company is a going concern and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the next 12 months.

2.
CASH

	March 31, 2025	December 31, 2024
Cash	$446,620	$593,885
Total	$446,620	$593,885

As at March 31, 2025, $nil of cash was held in Canadian dollars (December 31, 2024 – $778), and $446,620 in U.S. dollars (December 31, 2024 – $593,107). The majority of the Company’s cash is available only for use in relation to Thacker Pass and is not available for general corporate purposes.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

3.
INVESTMENTS MEASURED AT FAIR VALUE

	March 31, 2025	December 31, 2024
Investment in GT1 (ASX: GT1) (Note 13)	$316	$537
Investment in Ascend Elements (Note 13)	1,880	3,615
Total	$2,196	$4,152

As at March 31, 2025 and December 31, 2024, the Company holds 13,301 common shares (representing approximately 3% of ownership), of Green Technology Metals Limited (“GT1”). During the three months ended March 31, 2025, and 2024, respectively, a loss on change in fair value of $221 (2024 - $1,324) was recognized in the condensed consolidated interim statements of loss.

As at March 31, 2025 and December 31, 2024, the Company holds 806 Series C-1 preferred shares of Ascend Elements, Inc. (“Ascend Elements”), a private U.S. based lithium-ion battery recycling and engineered material company. During the three months ended March 31, 2025, and 2024, respectively, a loss on change in fair value of $1,735 (2024 - $nil) was recognized in the condensed consolidated interim statements of loss.

4.
MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET

	March 31, 2025	December 31, 2024
Thacker Pass	$457,146	$378,957
Machinery and equipment	2,681	2,638
Finance lease right-of-use assets	19,948	19,948
Other	781	1,116
Total mineral properties, plant and equipment	480,556	402,659
Accumulated depreciation	(4,778)	(3,711)
Mineral properties, plant and equipment, net	$475,778	$398,948

During the three months ended March 31, 2025, stock-based compensation related to restricted share units (“RSUs”) of $345 was capitalized to Thacker Pass (2024 - $546). During the three months ended March 31, 2025, stock-based compensation related to performance share units (“PSUs”) of $nil was capitalized to Thacker Pass (2024 - $60).

5.
OTHER ASSETS

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$3,206	$3,458
Prepaid construction costs	3,915	-
Prepaid insurance, Thacker Pass	11,713	-
Deposits on long-lead equipment	60,553	24,394
Total	$79,387	$27,852

Operating lease right-of-use assets include office leases and a land lease associated with Thacker Pass.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

6.
ACCRUED LIABILITIES

Accrued liabilities are comprised of the following items:

	March 31, 2025	December 31, 2024
Trade accruals	$29,868	$43,621
Employee-related benefits	4,761	8,143
Total	$34,629	$51,764

7.
LEASE LIABILITIES

Leases liabilities include the following:

	March 31, 2025	December 31, 2024
Finance leases
Vehicle and equipment leases	$4,783	$4,782
Operating leases
Office leases	885	963
Land lease	71	71
Current portion of lease liabilities	$5,739	$5,816

Finance leases
Vehicle and equipment leases	$13,033	$14,230
Operating leases
Office leases	613	787
Land lease	1,809	1,804
Non-current portion of lease liabilities	$15,455	$16,821

8.
JOINT VENTURE WITH GENERAL MOTORS

On October 15, 2024, the Company and GM entered into an investment agreement (“GM Investment Agreement”) to establish a joint venture (the “JV”) for the purpose of funding, developing, constructing and operating Thacker Pass as described in Note 4 to the Fiscal 2024 Annual Financial Statements. As of the closing of the JV on December 20, 2024, the Company owns a 62% majority equity interest in the JV and operates the joint venture through its majority voting rights and a management services agreement under which the Company provides executive level, administrative and other services to the JV. GM owns a 38% interest in the joint venture.

The Company has determined that the JV is a variable interest entity due to its reliance on additional financing to complete Phase 1 of the development of Thacker Pass. The Company has determined it is the primary beneficiary of the joint venture due to the relative decision-making power of the parties over the most significant activities of the joint venture. As a result, the Company has consolidated Lithium Nevada Ventures, the JV, in these condensed consolidated interim financial statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The net assets, respective interests and non-controlling interest of Lithium Nevada Ventures as of March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Assets	$892,116	$888,486
Liabilities	(77,611)	(71,813)
Net assets	$814,505	$816,673

GM's non-controlling interest	$309,512	$310,336
The Company's controlling interest	504,993	506,337
Net assets	$814,505	$816,673

Non-controlling interest in Lithium Nevada Ventures
Balance at beginning of period	$310,336	$-
On initial recognition as at December 20, 2024	-	310,441
Non-controlling interests share of loss [1]	(824)	(105)
Balance at end of period	$309,512	$310,336
1
The Company allocates income and net assets between the controlling and non-controlling interests based on a hypothetical liquidation at book value.

The assets of the JV, including cash of $332,730 and $452,293 at March 31, 2025 and December 31, 2024, respectively, can only be used to settle the obligations of the JV and are not available to the Company for general corporate purposes. On April 1, 2025, LAC and GM contributed $191,600 and $100,000, respectively, to the JV (Note 15).

The Company’s maximum exposure to loss includes (i) the carrying value of the Company’s interest as shown above; (ii) upon funding of the DOE Loan, (a) all costs necessary to achieve completion of construction of Thacker Pass; and, (b) all outstanding borrowings and interest thereon under the $2.26 billion DOE loan ($nil outstanding at March 31, 2025 and December 31, 2024); and (iii) costs associated with the management services agreement and incentive compensation for personnel involved in the JV, to the extent such amounts cannot be supported by the operations of the JV (negligible as at March 31, 2025 and December 31, 2024).

9.
LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss attributable to the Company’s shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similar to basic loss per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of equity instruments, if dilutive. Potentially dilutive common shares include stock options, RSUs, deferred share units (“DSUs”), and PSUs.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

10.
GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the Company’s general and administrative expenses:

	Three months ended March 31,
	2025	2024
Salaries, benefits and directors’ fees[1]	$2,268	$2,384
Stock-based compensation	1,033	1,389
Professional fees	1,360	690
Office and administration	1,286	752
Regulatory and filing fees	150	176
Travel	115	54
Investor relations	293	358
Depreciation	12	-
Total	$6,517	$5,803
1
The Company granted DSUs accrued at December 31, 2024 during the three months ended March 31, 2025, resulting in a charge to additional paid-in capital of $180.
11.
TRANSACTION COSTS

The Company has expensed transaction costs in relation to the following transactions:

	Three months ended March 31,
	2025	2024
DOE Loan	$150	$604
Other financing activities	4,152	261
Total	$4,302	$865

12.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months ended March 31,
	2025	2024
Interest received on cash deposits	$1,390	$2,968
Interest paid	$(372)	$(4)

Non-cash investing and financing activities
Total non-cash changes to mineral properties, plant and equipment composed of:	$(40,036)	$15,762
Capitalization of stock-based compensation	345	2,175
Capitalization of depreciation	1,211	178
Capitalization of non-cash interest	110	122
Deposits on long-lead equipment and other long-term prepaids	(52,123)	-
Other non-cash transactions including working capital changes	10,421	13,287
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$323

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

13.
FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value measurement

(a)
Financial instruments not measured at fair value

Except as disclosed below, the carrying value of the financial assets and liabilities where the measurement basis is other than fair value approximate their fair values due to the immediate or short-term nature of these instruments considering there have been no significant changes in credit and market interest rates since the original date. Cash and cash equivalents, receivables, accounts payable and royalty obligations are measured at amortized cost.

(b)
Measurement of fair value

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified in the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The fair value hierarchy establishes three levels to classify the significance of inputs to valuation techniques used in making fair value measurements of all financial assets and liabilities. At March 31, 2025 and December 31, 2024, there were no financial assets and financial liabilities measured and recognized at fair value on a non-recurring basis subsequent to initial recognition.

The following table identifies the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy. The carrying value is equal to the fair value at each date reported.

		Fair Value at
	Category	March 31, 2025	December 31, 2024
Financial assets
Investment in GT1 (Note 3)	Level 1	$316	$537
Investment in Ascend Elements (Note 3) [1]	Level 3	1,880	3,615
		$2,196	$4,152

1
As Ascend Elements is a private company, there is no observable market data to use, which results in this equity investment being classified as without readily determinable fair value. The fair value was based on a review of Ascend Elements’ business development, financings and trends in the share prices of other companies in the same industry sector.

The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of March 31, 2025 and December 31, 2024, this includes the royalty obligation. At March 31, 2025, the carrying value of the royalty obligation was $20,825 and the estimated fair value was $16,248. At December 31, 2024, the carrying value of the royalty obligation was $20,715 and the estimated fair value was $15,563. The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 11.8% at March 31, 2025 (December 31, 2024 – 12.3%).

During the three months ended March 31, 2024, a loss on change in fair value of $180 associated with a previous fair-valued liability was recognized in the condensed consolidated interim statements of loss. This liability was derecognized on October 15, 2024.

14.
COMMITMENTS

The Company has entered into certain long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. These agreements contain certain fixed and determinable cost components, as well as components that are variable based on time and materials. There were no commitments under these agreements at March 31, 2025.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Transload Terminal Services Agreement and U.S. Department of Defense Grant

Lithium Nevada LLC (“LN”) is party to a Transload Terminal Services Agreement (the “Terminal Agreement”) executed on October 28, 2024, to finance the construction of a railcar and truck terminal (the “Terminal”) in Winnemucca, Nevada. The initial term of the Terminal Agreement is 10 years with two automatic extensions of 5 years each. A third-party developer has agreed to fund approximately $95 million to finance the construction of the Terminal through a finance lease to the Company. Under the terms of the lease, the Company expects lease payments to be approximately $20.5 million per year for each of the first 10 years and $6.7 million per year for each of the second 10 years, with an early buyout option to purchase the Terminal. The total amount funded by the third-party developer and the amount of the future lease payments will be determined upon commencement of the lease at a future date. The arrangement is a build-to-suit arrangement and the Company has been involved in the design and construction of the Terminal prior to the anticipated lease commencement. Accordingly, the Company has determined it controls the Terminal during the construction period and will record construction costs incurred during the construction period as a construction-in-process asset and a related financing obligation on the Company’s Consolidated Balance Sheets. At March 31, 2025, construction of the Terminal had not commenced. The Company’s interest in the Terminal Agreement serves as collateral under the DOE Loan.

While not a commitment of the Company, on August 5, 2024, the Company received approval for a $11.8 million grant from the U.S. Department of Defense to support an upgrade of the local power infrastructure and to help build a transloading facility, which is part of the construction of the Terminal. The monies available under the grant will be available as costs are incurred.

15.
SUBSEQUENT EVENTS

Orion Agreement and FID

On April 1, 2025, the Company closed the strategic investment of $250 million from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), for the development and construction of Phase 1 of Thacker Pass (“Orion Investment”).

Orion has purchased senior unsecured convertible notes in the aggregate and principal amount of $195 million (the “Notes”) and entered into a Production Payment Agreement (“PPA”) whereby Orion paid the Company $25 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass (together, the Notes and PPA represent an aggregate initial investment of $220 million). Orion has committed to purchase an additional $30 million in aggregate principal amount Notes within two years (the "Delayed Draw Notes"), subject to the satisfaction of certain conditions precedent, upon request by the Company.

The Notes will mature on April 1, 2030 and bear an initial conversion price of $3.78 per share, which represents a 43% premium to Lithium Americas’ 5-day VWAP on the New York Stock Exchange ended on March 5, 2025. The Company will initially pay interest on the Notes in-kind or in cash at a rate of 9.875% per annum until the maturity of the Notes. Under the terms of the PPA, Orion will receive fixed payments of $128 per tonne ($152 per tonne assuming draw of the Delayed Draw Notes) of the total lithium produced each year at Thacker Pass for a period of 72 quarters after first production. Orion will receive additional variable payments of 0.96% of total gross revenue (1.14% of total gross revenue assuming draw of the Delayed Draw Notes) for the life of the mine. Both fixed and variable payments will only apply to the first 41,500 tonnes of lithium produced each year and are subject to certain adjustments relating to total Phase 1 project costs. The production payments are also subject to certain adjustments related to the tonnage of battery-grade lithium carbonate equivalent sold. The variable payments are also subject to certain adjustments related to the future price of lithium.

Contemporaneously with closing the strategic investment with Orion, LAC and GM announced FID for Thacker Pass Phase 1 and made cash contributions to Lithium Nevada Ventures of $191,600 and $100,000, respectively, pursuant to the GM Investment Agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the Company’s unaudited condensed consolidated interim financial statements and notes thereto for the three months ended March 31, 2025 and audited consolidated financial statements for the years ended December 31, 2024 and 2023 (“FY 2024” and “FY 2023,” respectively), together with the notes thereto. The financial information contained in this MD&A is derived from the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used, please refer to the discussion under “Use of Non-GAAP Financial Measures and Reconciliations.” This item should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in this Form 10-Q.

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

In prior periods, the Company prepared its consolidated financial statements in accordance with IFRS® Accounting Standards as issued by the International Accounting Standards Board. As a consequence of becoming a domestic issuer as of January 1, 2025, the Company is required to present its financial information in US GAAP. The financial information discussed herein has been prepared in accordance with US GAAP for all periods presented, except as otherwise indicated. The financial information should not be expected to correspond with financial information previously presented under IFRS® Accounting Standards.

The consolidated financial statements reflect (i) the activities of the Company from and after the Separation (as defined below) and (ii) the activities of LAC North America (as defined below) on a “carve-out” basis prior to that date. Prior to Separation, LAC North America did not operate as a separate legal entity. The assets, liabilities and results of operations prior to October 3, 2023 represent those specifically identifiable to LAC North America (as defined below) including assets, liabilities and expenses relating to Thacker Pass, specified investments, transactions and balances arising from an original investment from General Motors Holdings LLC (“GM”), as well as an allocation of certain costs relating to the management of those relevant assets, liabilities and results of operations. Such costs have been allocated from the shared corporate expenses of Lithium Americas Corp. (“Old LAC”) based on the estimated level of involvement of Old LAC management and employees with LAC North America.

The Company’s fiscal year is the 12-month period ending December 31. All references to “Q1 2025” and “Q1 2024” are to the fiscal quarters for the three-month periods ended March 31, 2025 and March 31, 2024 respectively. Amounts stated in this MD&A are in United States dollars, unless otherwise indicated.

COMPANY BACKGROUND

Lithium Americas Corp. (the “Company”) is principally focused on development of Thacker Pass (“Thacker Pass” or the “Project”) a sedimentary-based lithium deposit located in the McDermitt Caldera in Humboldt County in north-western Nevada, U.S. Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between GM and the Company (together, the “JV Partners”). The Company owns a 62% interest in Thacker Pass and will manage the Project (the “Manager”), and GM owns a 38% interest in Thacker Pass. The JV is consolidated in the consolidated financial statements of the Company.

The Company was incorporated on January 23, 2023 under the Business Corporations Act (British Columbia).The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “LAC.” The Company accounts for the business in one segment and one geographical area.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

The Company was initially formed for the sole purpose of acquiring ownership of the North American business assets and investments (“LAC North America”) of Old LAC, which is now named Lithium Argentina AG (formerly Lithium Americas (Argentina) Corp.) (“Lithium Argentina”), pursuant to a separation transaction (the “Separation”) that was undertaken on October 3, 2023. Upon consummation of the Separation, the Company changed its name from 1397468 B.C. Ltd to Lithium Americas Corp. Following the Separation, Lithium Argentina and the Company became independent public companies. The Separation was completed pursuant to a statutory plan of arrangement between the Company and Old LAC (the “Arrangement”). Upon completion of the Separation, Old LAC contributed to the Company, among other assets and liabilities, its interest in Thacker Pass, its investments in Green Technology Metals Limited (“GT1”) and Ascend Elements Inc. (“Ascend Elements”), certain intellectual property rights, its loan to 1339480 B.C. Ltd., and cash of $275.5 million, including $75 million to establish sufficient working capital (non-GAAP). The Company then distributed its common shares to shareholders of Old LAC in a series of share exchanges. The Separation was pro rata to the shareholders of Old LAC, so that the holders maintained the same proportionate interest in Old LAC (upon the Separation, Lithium Argentina) and the Company both immediately before and immediately after the Separation.

The Company’s head office and principal address is Suite 3260, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

Q1 2025 OPERATING AND FINANCIAL HIGHLIGHTS

•
As of March 31, 2025, the Company had approximately $446.9 million in cash and restricted cash.
•
During the quarter ended March 31, 2025, $78.2 million of construction capital costs and other project-related costs were capitalized.
•
Subsequent to Q1 2025 on April 1, 2025, the Company closed the previously announced strategic investment of $250 million from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), for the development and construction of Phase 1 of Thacker Pass (“Orion Investment”). With the Orion Investment, Lithium Americas has achieved fully funded status for the development of Phase 1 of Thacker Pass at the project and corporate level for the duration of construction.
•
Contemporaneously with closing the Orion Investment on April 1, 2025, the JV Partners announced the final investment decision (“FID”) for construction of Phase 1 of Thacker Pass. On declaring FID, GM and Lithium Americas contributed $100 million and $191.6 million in cash to the JV, respectively.
•
The Company currently expects to make the first draw on the previously announced $2.26 billion loan from the Department of Energy (“DOE” / the “DOE Loan”) sometime in the third quarter of 2025 (“Q3 2025”).
•
Completion of Phase 1 of Thacker Pass is targeted for late 2027. Project engineering and procurement continue in line with the project schedule to support construction.
o
Major construction has begun at Thacker Pass, with earthworks almost complete and permanent concrete placement in the processing plant area commenced in early May 2025.
o
As of March 31, 2025, detailed engineering is currently over 60% design complete and expected to increase to over 90% design complete by year end 2025. The higher level of detailed engineering at the early stages of construction helps de-risks execution in terms of project schedule and cost.
o
In April 2025, fabrication of the structural steel to be used to build the facilities at Thacker Pass commenced. First steel installation is targeted to commence in September 2025.
o
Manufacturing of all long-lead equipment awarded continues to advance with expected delivery in line with the project schedule.
•
During Q1 2025, the first modular housing units were installed at the workforce hub, the Company’s all-inclusive housing facility for construction workers in Winnemucca (the “Workforce Hub” or “WFH”). First occupancy of the Workforce Hub is targeted for the second half of 2025.
•
The Company recently submitted a Plan of Operations to the Bureau of Land Management (“BLM”) to build a limestone quarry named Western Quarry, approximately one hour drive from Thacker Pass via national and state highways. Western Quarry is being planned as a source of local, lower cost limestone, a reagent used in the Thacker Pass processing flowsheet to produce battery-quality lithium carbonate.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

MATERIAL RELATIONSHIPS AND RELATED AGREEMENTS

DOE ATVM Loan Program

On October 28, 2024, the Company closed the $2.26 billion DOE Loan from the U.S. DOE Loan Programs Office (“LPO”) under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. The $2.26 billion DOE Loan includes principal of $1.97 billion and capitalized interest during construction, which is estimated to be $290 million over a three-year period. The DOE Loan has a 24-year maturity (from the date of first draw on the DOE Loan) with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury rates, without any additional credit spread. Other key terms include customary covenants and events of default for a project finance loan facility and customary conditions precedent to loan effectiveness and advances for a project finance loan facility.

The Company currently expects to make the first draw on the DOE Loan sometime in Q3 2025. Conditions precedent to first draw include project finance model bring down.

General Motors Equity Investment, Joint Venture and Offtake

Prior to the Separation, on January 30, 2023, Old LAC had entered into a purchase agreement with GM, pursuant to which GM agreed to make a $650 million equity investment (the “2023 Transaction”), the proceeds of which were to be used for the construction and development of Thacker Pass. The 2023 Transaction was comprised of two tranches, a first tranche investment of $320 million (“Tranche 1 Investment”) and a second tranche investment of up to $330 million (the “Tranche 2 Investment”). Tranche 1 closed and the Phase 1 offtake agreement was executed on February 16, 2023, when GM subscribed for 15,002,000 subscription receipts of Old LAC, which were automatically converted into 15,002,000 units, comprising 15,002,000 shares and 11,891,000 warrants of Old LAC, which became 15,002,000 common shares of the Company post-Separation. The subscription proceeds were paid to Old LAC, and the remaining unspent proceeds were distributed to the Company on October 3, 2023, pursuant to the Arrangement.

On October 3, 2023, pursuant to the Separation, the full amount of the remaining unspent proceeds of Tranche 1 Investment were included in the net assets distributed by Old LAC to the Company.

As the Separation was completed before the closing of the Tranche 2 Investment, the agreement for the Tranche 2 Investment in Old LAC was terminated and replaced by a corresponding subscription agreement between GM and the Company whereby the proceeds of the Tranche 2 Investment were to be received by the Company.

On October 15, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with GM to establish a JV with GM for the purpose of funding, developing, constructing and operating Thacker Pass (the “JV Transaction”). Prior to closing the JV Transaction on December 20, 2024, the Company transferred its interest and certain other assets into Lithium Nevada Ventures. In connection with the JV Transaction, the Company also closed an amendment to the DOE Loan to accommodate changes relating to the JV Transaction.

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
o
$100 million cash was contributed to the JV at FID for Phase 1 on April 1, 2025; and
•
$195 million LC Facility to be posted by GM prior to first draw on the DOE Loan.
•
Lithium Americas has contributed $330 million of cash to the JV for its 62% ownership in the Project:

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

o
$138 million was contributed to the JV upon closing of the JV on December 20, 2024; and
o
$191.6 million was contributed to the JV at FID for Phase 1 on April 1, 2025.
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

Orion Resource Partners

Subsequent to Q1 2025 on April 1, 2025, the Company closed the strategic investment of $250 million from fund entities managed by Orion, for the development and construction of Phase 1 of Thacker Pass (“Orion Investment”), previously announced on March 6, 2025. Orion has purchased Notes in the aggregate principal amount of $195 million and paid the Company $25 million for a Production Payment Agreement (“PPA”) for payments corresponding to the minerals produced and gross revenue generated by Thacker Pass. Orion also committed to purchase an additional $30 million in aggregate principal amount Notes within two years (the “Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company.

The Notes will mature on April 1, 2030 and bear an initial conversion price of $3.78 per share, which represents a 43% premium to Lithium Americas’ 5-day VWAP on the New York Stock Exchange ended on March 5, 2025. Lithium Americas will initially pay interest on the Notes in-kind or in cash at a rate of 9.875% per annum until the maturity of the Notes. Under the terms of the PPA, Orion will receive fixed payments of $128 per tonne ($152 per tonne assuming draw of the Delayed Draw Notes) of the total lithium produced each year at Thacker Pass for a period of 72 quarters after first production. Orion will receive additional variable payments of 0.96% of total gross revenue (1.14% of total gross revenue assuming draw of the Delayed Draw Notes) for the life of the mine. Both fixed and variable payments will only apply to the first 41,500 tonnes of lithium produced each year and are subject to certain adjustments relating to total Phase 1 project costs. The production payments are also subject to certain adjustments related to the tonnage of battery-grade lithium carbonate equivalent sold. The variable payments are also subject to certain adjustments related to the future price of lithium.

Lithium Americas has granted Orion the right to designate an Independent Engineer and an Independent Environmental and Social Consultant to a newly established technical committee of the Company’s management team to monitor development.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2025 compared with the Three Months Ended March 31, 2024

The following tables provide a summary of the Company’s condensed consolidated results of operations for the three months ended March 31, 2025 (“Q1 2025”) compared with the three months ended March 31, 2024 (“Q1 2024”).

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

The selected consolidated financial information set out below has been derived from the Company's audited consolidated annual financial statements and unaudited condensed consolidated interim statements and should be read in conjunction with those consolidated financial statements and the related notes thereto.

	For the Three Months Ended March 31,		Increase/
(in US$ millions except for share amounts)	2025	2024	(decrease)
General and administrative expenses	$6.5	$5.8	$0.7
Transaction costs	4.3	0.9	3.4
Loss on financial instruments measured at fair value	2.0	1.5	0.5
Other (income) expense	(1.3)	(1.9)	0.6
Net loss	11.5	6.3	5.2
Net loss attributable to LAC stockholders	10.7	6.3	4.4
Net loss per share – basic and diluted attributable to common stockholders	(0.05)	(0.04)	(0.01)

			Increase/
(in US$ millions)	March 31, 2025	December 31, 2024	(decrease)
Cash and restricted cash	446.9	594.2	(147.3)
Mineral properties, plant and equipment, net	475.8	398.9	76.9
Total assets	1,018.5	1,044.9	(26.4)
Total liabilities	83.5	99.6	(16.1)
Total long-term liabilities	40.1	41.3	(1.3)

General and administrative expenses for Q1 2025 increased to $6.5 million, compared with $5.8 million in Q1 2024, due to higher professional fees in Q1 2025, reflecting the ongoing costs of the Company's transition to domestic filer as well as increased reporting obligations associated with the DOE Loan and formation of the JV.

Transaction costs for Q1 2025 increased to $4.3 million (Q1 2024 - $0.9 million) due to financing activities that concluded with the closing of the Orion Investment. Transaction costs in Q1 2024 primarily related to negotiating and advancing the DOE Loan.

The Loss on financial instruments measured at fair value includes the losses on the Company’s investments in GT1, Ascend Elements and, in Q1 2024, the GM Tranche 2 liability. The loss on change in fair value of the investment in GT1 of $0.2 million for Q1 2025 was lower than the loss of $1.3 million for Q1 2024, reflecting the publicly-listed share price of GT1 at these respective dates. The loss on change in fair value of the investment in Ascend Elements for Q1 2025 of $1.7 million compared with no change in Q1 2024, reflecting the overall downturn of the battery recycling market in late 2024 that continued into Q1 2025. The loss on change in fair value of the GM Tranche 2 liability of $0.2 million for Q1 2024 reflects the increase in the market value of the Company’s share price during that time and a decrease in the volatility assumption. The Tranche 2 Investment agreement that included the GM Tranche 2 liability was terminated on October 15, 2024.

The difference between other income of $1.3 million for Q1 2025 compared with $1.9 million for Q1 2024 was primarily due to higher interest earned on cash investments in Q1 2024 compared with Q1 2025.

In Q1 2025, total assets decreased due to the payment of accrued liabilities at December 31, 2024 related to transaction costs, as well as cash used to fund operating costs in Q1 2025. Mineral properties, plant and equipment increased due to the capitalization of Thacker Pass construction costs, including engineering, earthworks, procurement and the commencement of installation of WFH units.

In Q1 2025, total liabilities decreased primarily due to the payment of accrued liabilities at December 31, 2024.

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

As at March 31, 2025, the Company had cash and restricted cash of $446.9 million (December 31, 2024 - $594.2 million); and working capital (non-GAAP) of $405.9 million (December 31, 2024 - $543.9 million).

On April 1, 2025, the Company closed a strategic investment by Orion for $195 million in Notes and $25 million for a PPA. In addition, subject to certain conditions precedent, Orion agreed to purchase an additional $30 million in Delayed Draw Notes within two years upon request by the Company.

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

At March 31, 2025, the Company's net assets of $935 million included $815 million held in the JV (inclusive of GM's non-controlling interest), of which $485 million were held by LN. The DOE Loan imposes certain restrictions on the transfer of assets from LN to the Company, including prohibitions on dividend payments and loans from LN to the Company, the making of other payments to the Company, and transfers of any assets comprising part of the collateral package. Exceptions to such restrictions are possible upon the satisfaction of certain conditions, including attainment of certain construction milestones. The DOE Loan also requires LN to maintain a certain amount of working capital (non-GAAP) sufficient to cover project-related costs. Under the terms of the JV there are certain additional restrictions on asset transfers from LN to the Company, including transfers of material assets outside of the ordinary course of business or transfers involving assets with a value of greater than $5 million (subject to certain exceptions, including for sales of lithium in the ordinary course of business or sales of non-productive assets with a value of less than $10 million).

The Company believes that it will have sufficient cash resources to carry out its business plans, including the currently planned development activities at Thacker Pass, for at least the next 12 months. Over the long-term, the Company expects to meet its obligations and fund the development of Thacker Pass through the financings it has secured, which are described above; however, due to the conditions associated with such financings, there can be no assurance that the Company will successfully complete all of its contemplated financing plans. Additionally, the Company may, from time to time, and on an opportunistic basis as market conditions permit, engage in capital markets transactions to provide additional financing to support its capital and operating needs. The Company does not engage in currency hedging to offset any risk of currency fluctuation.

The Company has entered into long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. These

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

agreements contain certain fixed and determinable cost components that are variable based on time and materials. There were no commitments under these agreements at March 31, 2025.

The Company’s contractual obligations, commitments under long-term purchase agreements and other commitments as at March 31, 2025 are disclosed in Notes 7, 8 and 14 of the condensed consolidated interim financial statements for the three months ended March 31, 2025.

Cash Flow

Cash Flow Highlights	For the Three Months Ended March 31,
(in US$ millions)	2025	2024
Cash used in operating activities	$(18.9)	$(2.2)
Cash used in investing activities	(117.9)	(46.1)
Cash used in financing activities	(10.5)	-
Change in cash, cash equivalents and restricted cash	(147.3)	(48.3)
Cash, cash equivalents and restricted cash – beginning of period	594.2	195.8
Cash, cash equivalents and restricted cash – end of period	$446.9	$147.5

Operating Activities

Cash used in operating activities during the three months ended March 31, 2025 increased to $18.9 million compared with $2.2 million during the three months ended March 31, 2024, which is primarily attributable to changes in working capital (non-GAAP).

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025, was $117.9 million compared with $46.1 million for the three months ended March 31, 2024, which reflects a higher level of construction activity at Thacker Pass in Q1 2025 compared with Q1 2024. Construction activity increased at Thacker Pass subsequent to the closing of the DOE Loan and JV.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2025 increased to $10.5 million compared with $nil for the three months ended March 31, 2024, reflecting financing fees of $9.3 million relating to the DOE Loan, which were deferred commencing on October 28, 2024, the date that the DOE Loan was closed. The remaining $1.2 million increase was due to an increase in principal payments on finance lease obligations for equipment used for earthworks.

OFF-BALANCE SHEET ARRANGEMENTS

As at March 31, 2025, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

DECOMMISSIONING PROVISION AND RECLAMATION BOND

The carrying value of the liability for decommissioning relating to exploration and development activities at Thacker Pass as at March 31, 2025 is $0.3 million (December 31, 2024 - $0.3 million). The Company has a $1.7 million reclamation bond payable to the BLM guaranteed by a third-party insurance company with $0.3 million accepted and obligated for exploration projects. In February 2025, a $73 million reclamation bond payable to the BLM was put in place for Thacker Pass, with $13.7 million accepted and obligated for initial earth work construction.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

CRITICAL ACCOUNTING ESTIMATES

The March 31, 2025 condensed consolidated interim financial statements have been prepared in accordance with US GAAP. The preparation of condensed consolidated interim financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are more fully described in Note 2 to the FY 2024 audited consolidated financial statements, the Company has provided below the accounting policies and estimates critical to its business operations and understanding of its financial results.

Also included below are the key judgments and sources of estimation uncertainty that management has determined could have the most significant impact on the amounts recognized in the condensed consolidated interim financial statements for the three months ended March 31, 2025.

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

Assessment of Impairment of Thacker Pass

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 in the audited consolidated financial statements for the year ended December 31, 2024.

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

	March 31, 2025	December 31, 2024	Change
Current assets	$449,320	$602,175	$(152,855)
Less: current liabilities	43,418	58,280	14,862
Working capital (non-US GAAP)	$405,902	$543,895	$(137,993)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the annual report on Form 10-K for the year ended December 31, 2024. We believe the Company's exposure to market risk has not changed materially since then.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal and regulatory actions and proceedings which arise in the ordinary course of business. While the final outcome of such actions and proceedings cannot be predicted with certainty, management believes that the resolution of such actions and proceedings will not have a material impact on our consolidated financial position or results of operations.

In February 2023, the Company’s application with the State of Nevada Division of Water Resources (“NDWR”) for the transfer of certain water rights for Phase 1 of Thacker Pass was approved by the State Engineer. The State Engineer’s Office issued the final water rights permits on June 30, 2023 and July 3, 2023, authorizing the Company to use its water production wells. In March 2023, the State Engineer’s decision was appealed in state court by a local ranching company. In April 2025, the court upheld the State Engineer’s decision in relation to due process and most of the other issues that were appealed, while remanding two questions to the State Engineer for further analysis. The limited remand did not order a limitation on the Company’s ability to use its water rights, and the Company is continuing to use the water rights for construction activities at Thacker Pass. The claimant has filed an appeal to the Nevada Supreme Court which, prior to its possible consideration of the case, has referred the matter to the court’s settlement program.

Item 1a. Risk Factors

Except as set forth below, there has been no material changes to the risk factors disclosed in Part I. Item 1A. Risk Factors of the Company's annual report on Form 10-K for the year ended December 31, 2024.

Changes in U.S. trade policy and the impact of tariffs could adversely affect the Company's business, results of operations and financial condition.

The Company's business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and an additional individualized reciprocal tariff on the countries with which the U.S. has the largest trade deficits, including China and other southeast Asian countries where the Company does business and source equipment. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets.

The Company's business requires access to steel and other raw materials for use in the construction of Thacker Pass. Any imposition of or increase in tariffs on imports of steel or other raw materials, as well as corresponding price increases for such materials available domestically, could increase the Company's construction costs and negatively impact the Company's ability to complete the construction of Thacker Pass on budget. Higher materials costs could also diminish the Company's ability to develop new projects at acceptable returns, particularly during times of economic uncertainty, and limit the Company's ability to pursue growth opportunities that may otherwise be available to the Company.

The imposition of further tariffs by the U.S. on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in the Company's supply chain or reduce demand for the Company's or the Company's customers’ products, either of which could adversely affect the Company's results of operations. To the extent any such tariffs remain in place for a sustained period of time, or in the event of a global or domestic recession resulting therefrom, the Company's customers could decide to delay currently planned growth projects or forego them entirely, each of which could result in decreased demand for the Company's products and adversely affect the Company's results of operations and financial condition.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. The ultimate impact of these trade measures on the Company's business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope or nature of such trade measures, and the Company's ability to execute strategies to mitigate the potential negative impacts resulting therefrom. If the Company is unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on the Company's business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Refer to described in Part I. Item 4. Mine Safety Disclosures of the Company's annual report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Each exhibit identified below is included as a part of this quarterly report. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Exhibits designated by two asterisks (“**”) are furnished herewith.

Exhibit No.	Description

2.1

Investment Agreement, dated October 15, 2024, between Lithium Americas Corp., General Motors Holdings LLC, and Lithium Nevada Ventures LLC (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

2.2

Amended and Restated Limited Liability Company Agreement of Lithium Nevada Ventures LLC, dated effective as of December 20, 2024 (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.1*	Transaction Agreement, dated March 5, 2025, by and between Lithium Americas Corp. and OMF Trading IV LLC.

10.2†

Employment Agreement, dated January 29, 2025, by and between LAC Management LLC and Brandin Luke Colton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on January 7, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104**	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM AMERICAS CORP.
(Registrant)

Date:	May 15, 2025	By:	/s/ Jonathan Evans
Jonathan Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2025	By:	/s/ Luke Colton
Luke Colton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)