Form 10-Q
period 2025-06-30
LITHIUM AMERICAS CORP.
filed 2025-08-14
CIK 1966983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The registrant had 241,662,806 common shares outstanding as at August 14, 2025.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the documents incorporated by reference, contain “forward-looking information” within the meaning of applicable Canadian securities legislation, and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively referred to herein as “forward-looking statements” (“FLS”)). All statements, other than statements of historical fact, are FLS and can be identified by the use of statements that include, but are not limited to, words, such as “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “proposes,” “potential,” “target,” “implement,” “schedule,” “forecast,” “intend,” “would,” “could,” “might,” “should,” “believe” and similar terminology, or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. FLS in this quarterly report, including the documents incorporated by reference, includes, but is not limited to: statements relating to the anticipated sources and uses of funds to complete project financing, statements relating to the JV Transaction (as defined herein) with GM (as defined herein), the DOE Loan (as defined herein) and the Orion Investment (as defined herein), including statements regarding satisfaction of draw down conditions on the DOE Loan and expected timing for first draw down on the DOE Loan; expectations about the extent that the JV Transaction, DOE Loan, the Orion Investment and cash on hand would fund the development and construction of the Thacker Pass project (the “Thacker Pass Project”) on schedule or at all; project de-risking initiatives; expectations related to the construction build, job creation and nameplate capacity of the Thacker Pass Project as well as other statements with respect to the Company’s future objectives and strategies to achieve these objectives, including the future prospects of the Company; the estimated cash flow, capitalization and adequacy thereof for the Company; the estimated costs of the development of the Thacker Pass Project, including timing, progress, approach, continuity or change in plans, construction, commissioning, milestones, anticipated production and results thereof and expansion plans; cost and expected benefits of the transloading terminal; cost and expected benefit of the limestone quarry; anticipated timing to resolve, and the expected outcome of, any complaints or claims made or that could be made concerning the permitting process in the United States for the Thacker Pass Project; the timely completion of environmental reviews and related consultations, and receipt or issuance of permits and approvals, in the United States for the Company’s development and resultant operations; outcomes or timing of judicial proceedings; capital expenditures and programs; estimates, and any change in estimates, of the mineral resources and mineral reserves at the Thacker Pass Project; development of mineral resources and mineral reserves; the realization of mineral resources and mineral reserves estimates, including whether certain mineral resources will ever be developed into mineral reserves, and information and underlying assumptions related thereto; government regulation of mining operations and treatment under governmental and taxation regimes; the future price of commodities, including lithium; the creation of a battery supply chain in the United States to support the electric vehicle market; the timing and amount of future production, currency exchange and interest rates; the Company’s ability to raise capital; expected expenditures to be made by the Company on the Thacker Pass Project; statements relating to revised capital cost estimates; ability to produce high purity battery grade lithium products; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the timing, cost, quantity, capacity and product quality of production at the Thacker Pass Project; successful development of the Thacker Pass Project, including successful results from the Company’s testing facility and third-party tests related thereto; statements with respect to the expected economics of the Thacker Pass Project, including capital costs, operating costs, sustaining capital requirements, after tax net present value and internal rate of return, pricing assumptions, payback period, sensitivity analyses, net cash flows and life of mine; anticipated job creation and the completion of the workforce hub; the expectation that the National Construction Agreement (Project Labor Agreement) with North America’s Building Trades Unions for construction of Phase 1 of the Thacker Pass Project will minimize construction risk, ensure availability of skilled labor, address the challenges associated with the Thacker Pass Project’s remote location and be effective in prioritizing employment of local and regional skilled craft workers, including members of underrepresented communities; the expected workforce development training program being prepared with Great Basin College; the Company’s commitment to sustainable development, limiting the environmental impact at the Thacker Pass Project and plans for phased reclamation during the life of mine including use benefits of growth media; ability to achieve capital cost efficiencies; anticipated use of any future proceeds and earnings related to the Thacker Pass Project; anticipated plans regarding the payment or non-payment of dividends; as well as other statements with respect to management’s beliefs, plans, estimates and intentions, and similar statements concerning anticipated future events, results, circumstances, performance or expectations that are not historical facts.

FLS involves known and unknown risks, assumptions and other factors that may cause actual results or performance to differ materially. FLS reflects the Company’s current views about future events, and while considered reasonable by the Company as of the date of this quarterly report, are inherently subject to significant uncertainties and contingencies. Accordingly, there can be no certainty that they will accurately reflect actual results. Assumptions and other factors upon which such FLS is based include, without limitation: expectations regarding Phase 2 of the Thacker Pass Project, including financing; the ability of LN to draw down on the DOE Loan on the anticipated timeline, or at all, and the absence of material adverse events affecting the Company during the construction of the Project; the ability of LN to satisfy all draw down conditions for the DOE Loan in a timely manner; the ability of the Company to perform conditions and meet expectations regarding the Company’s financial resources and future prospects; the ability to meet future objectives and priorities; a cordial business relationship between the Company and third-party strategic and contractual partners; the risk of tax liabilities as a result of the Arrangement (as defined herein) and general business and economic uncertainties and adverse market conditions; the risk that the Arrangement may not be tax-free for income tax purposes and potential significant tax liabilities that the Company may be exposed to if the tax-deferred spinoff rules are not met; the risk of tax indemnity obligations owed by the Company to Lithium Argentina (as defined below) following the Arrangement becoming payable, including as a result of events outside of the Company’s control; the availability of equipment and facilities necessary to complete development and construction of the Thacker Pass Project; unforeseen technological and engineering problems; changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current U.S. presidential administration, higher interest rates, the rate of inflation, a potential economic recession and potential changes in United States trade policy, including the imposition of tariffs and the resulting consequences on, among other things, the extractive resource industry, the green energy transition and the electric vehicle market; uncertainties inherent to feasibility studies and mineral resource and mineral reserve estimates; the mine processing facilities, based on the results of the testing facility and third-party tests, performing as expected; the ability of the Company to secure sufficient additional financing, advance and develop the Thacker Pass Project, and to produce battery grade lithium; the respective benefits and impacts of the Thacker Pass Project when production operations commence; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the Company’s ability to operate in a safe and effective manner, and without material adverse impact from the effects of climate change or severe weather conditions; uncertainties relating to receiving and maintaining mining, exploration, environmental and other permits or approvals in Nevada; demand for lithium, including that such demand is supported by growth in the electric vehicle market and lithium-ion battery market; current technological trends; the impact of increasing competition in the lithium business, and the Company’s competitive position in the industry; continuing support of local communities and the Fort McDermitt Paiute and the Shoshone Tribe in relation to the Thacker Pass Project, and continuing constructive engagement with these and other stakeholders, and any expected benefits of such engagement; risks related to cost, funding and regulatory authorizations to develop a workforce housing facility; the stable and supportive legislative, regulatory and community environment in the jurisdictions where the Company operates; impacts of inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions; the impact of unknown financial contingencies, including litigation costs, environmental compliance costs and costs associated with the impacts of climate change, on the Company’s operations; increased attention to environmental, social, governance and safety (“ESG-S”) and sustainability-related matters; risks related to the Company’s public statements with respect to such matters that may be subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential sustainability-related benefits); risks that the Company may face regarding potentially conflicting initiatives from certain U.S. state or other governments; estimates of, and unpredictable changes to, the market prices for lithium products; development and construction costs for the Thacker Pass Project, and costs for any additional exploration work at the project; estimates of mineral resources and mineral reserves, including whether mineral resources not included in mineral reserves will be further developed into mineral reserves; some of the modifying factors used to convert mineral resources to mineral reserves may change materially, and could materially impact the mineral reserve estimate; reliability of technical data; anticipated timing and results of exploration, development and construction activities, including the impact of ongoing supply chain disruptions and availability of equipment and supplies on such timing; timely responses from governmental agencies responsible for reviewing and considering the Company’s permitting activities at the Thacker Pass Project; availability of technology, including low carbon energy sources and water rights, on acceptable terms to advance the Thacker Pass Project; government regulation of mining operations and mergers and acquisitions activity, and treatment under governmental, regulatory and taxation regimes; ability to realize expected benefits from investments in or partnerships with third parties; accuracy of development budgets and construction estimates; that the Company will meet its future objectives and priorities; that the Company will have access to adequate capital to fund its future projects and plans; that such future projects and plans will proceed as anticipated; compliance by the JV Partners (as defined herein) with terms of agreements and the ability of the JV Partners to fund their share of funding obligations for the Thacker Pass Project; the lack of any material disputes or disagreements between the JV Partners; the regulation of the mining industry by various governmental agencies; as well as assumptions concerning general economic and industry growth rates, commodity prices, resource estimates, currency exchange and interest rates and competitive conditions. Although the Company believes that the assumptions and expectations reflected in such FLS are reasonable, the Company can give no assurance that these assumptions and expectations will prove to be correct.

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

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS
Cash (Note 2)	$508,852	$593,885
Receivables	577	557
Prepaids and deposits	2,286	7,733
Total current assets	511,715	602,175

Investments measured at fair value	1,951	4,152
Restricted cash	288	288
Mineral properties, plant and equipment, net (Note 3)	810,086	398,948
Deferred financing costs	12,066	11,529
Other assets	2,981	27,852
Total assets [1]	$1,339,087	$1,044,944

LIABILITIES
Accounts payable	$5,952	$700
Accrued liabilities (Note 4)	40,165	51,764
Current portion of lease liabilities (Note 5)	5,685	5,816
Total current liabilities	51,802	58,280

Convertible debt and conversion feature (Note 7)	186,901	-
Royalty and production payment arrangements (Note 7)	46,664	20,715
Lease liabilities (Note 5)	14,097	16,821
Reclamation liabilities	288	288
Other liabilities	3,500	3,500
Total liabilities [1]	303,252	99,604

Commitments (Note 14)

Non-controlling interest (Note 6)	419,514	310,336

STOCKHOLDERS’ EQUITY
Common stock, no par value, unlimited authorized; 223,327 and 218,465 shares issued and outstanding, respectively (Note 8)	670,636	655,068
Additional paid-in capital	24,516	35,618
Accumulated deficit	(78,831)	(55,682)
Total stockholders’ equity	616,321	635,004
Total liabilities, non-controlling interest and stockholders’ equity	$1,339,087	$1,044,944

Subsequent event (Note 15)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

1 The Company is the primary beneficiary in a variable interest entity (“VIE”). See Note 6 for further information related to the Company’s VIE. The consolidated assets as of June 30, 2025 and December 31, 2024, include $1,197,306 and $888,486, respectively, of assets for the VIE that can only be used to settle the obligations of the VIE. As of June 30, 2025 and December 31, 2024, the assets include, respectively: Cash of $387,029 and $452,293; Receivables of $2 and $16; Prepaids and deposits of $2,155 and $6,091; Mineral properties, plant and equipment of $805,384 and $402,540; and, Other assets, non-current of $2,736 and $27,546. The VIE’s liabilities, as of June 30, 2025 and December 31, 2024, of $93,322 and $71,813, respectively, include $67,058 and $50,865 of liabilities whose creditors have no recourse to the Company. As of June 30, 2025 and December 31, 2024, the liabilities include, respectively: Accounts Payable of $5,684 and $684; Accrued liabilities of $38,067 and $24,083; Lease liabilities, current of $5,486 and $5,632; Lease liabilities, non-current of $14,033 and $16,678; Reclamation liabilities of $288 and $288; and, Other liabilities, non-current of $3,500 and $3,500.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for per share amounts and shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Exploration expenditures	$-	$(10)	$(19)	$(10)
General and administrative expenses (Note 10)	(7,848)	(6,410)	(14,365)	(12,213)
Total operating expenses	(7,848)	(6,420)	(14,384)	(12,223)
Other income (expense)
Transaction costs (Note 11)	(13,337)	(1,316)	(17,639)	(2,181)
Gain (loss) on financial instruments measured at fair value	6,517	(2,980)	4,561	(4,484)
Interest expense	-	(6)	-	(7)
Other income	1,419	4,167	2,687	6,076
Total other expense	(5,401)	(135)	(10,391)	(596)
Net loss	$(13,249)	$(6,555)	$(24,775)	$(12,819)

Net loss attributable to:
Common stockholders	$(12,447)	$(6,555)	$(23,149)	$(12,819)
Non-controlling interest	(802)	-	(1,626)	-
Total	$(13,249)	$(6,555)	$(24,775)	$(12,819)

Net loss per share attributable to common stockholders, basic and diluted (Note 9)	$(0.06)	$(0.03)	$(0.11)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	219,581	204,465	219,092	183,137

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity attributable to LAC shareholders	Non- controlling interest	Total stockholders’ equity and non- controlling interest
Balance, January 1, 2024	161,778	$383,063	$15,020	$(13,154)	$384,929	$-	$384,929
Shares issued on conversion of stock-based awards	373	2,875	(2,875)	-	-	-	-
Stock-based compensation	-	-	5,038	-	5,038	-	5,038
Net loss	-	-	-	(6,264)	(6,264)	-	(6,264)
Balance, March 31, 2024	162,151	385,938	17,183	(19,418)	383,703	-	383,703
Issuance of common stock, net of issuance costs	55,000	262,146	-	-	262,146	-	262,146
Shares issued on conversion of stock-based awards	764	3,630	(3,630)	-	-	-	-
Stock-based compensation	-	-	2,219	-	2,219	-	2,219
Net loss	-	-	-	(6,555)	(6,555)	-	(6,555)
Balance, June 30, 2024	217,915	$651,714	$15,772	$(25,973)	$641,513	$-	$641,513

Balance, January 1, 2025	218,465	$655,068	$35,618	$(55,682)	$635,004	$310,336	$945,340
Shares issued on conversion of stock-based awards	221	2,256	(2,256)	-	-	-	-
Stock-based compensation	-	-	1,198	-	1,198	-	1,198
Net loss	-	-	-	(10,702)	(10,702)	(824)	(11,526)
Balance, March 31, 2025	218,686	657,324	34,560	(66,384)	625,500	309,512	935,012
Shares issued under At-the-Market Program, net of issuance costs (Note 8)	3,361	8,541	-	-	8,541	-	8,541
Investment of General Motors to Lithium Nevada Ventures LLC (Note 6)	-	-	(10,804)	-	(10,804)	110,804	100,000
Shares issued on conversion of stock-based awards	1,280	4,771	(4,771)	-	-	-	-
Stock-based compensation	-	-	5,531	-	5,531	-	5,531
Net loss	-	-	-	(12,447)	(12,447)	(802)	(13,249)
Balance, June 30, 2025	223,327	$670,636	$24,516	$(78,831)	$616,321	$419,514	$1,035,835

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(24,775)	$(12,819)
Adjustments for:
Depreciation	22	22
Stock-based compensation	2,652	2,903
Amortization of right-of-use asset	512	449
(Gain)/loss on financial instruments measured at fair value	(4,561)	4,484
Other items	182	(14)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(20)	1,132
Decrease in prepaids and deposits	854	1,184
Increase in accounts payable	253	6
Decrease in accrued liabilities	(24,005)	(1,774)
Operating lease payments, net of non-cash interest accrual	(498)	(394)
Net cash used in operating activities	(49,384)	(4,821)
Investing activities
Additions to mineral properties, plant and equipment	(353,503)	(77,033)
Net cash used in investing activities	(353,503)	(77,033)
Financing activities
Proceeds from convertible debt and production payments arrangements, net of issuance and transaction costs	211,754	-
Proceeds from issuance of non-controlling interest	100,000	-
Proceeds from At-the-Market Program, net of issuance costs	8,841	-
Proceeds from public offering, net of issuance costs	-	262,191
Deferred financing fees	(350)	-
Principal payments on finance lease obligations	(2,391)	(23)
Net cash provided by financing activities	317,854	262,168

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(85,033)	180,314

Cash, cash equivalents, and restricted cash, beginning of period [1]	594,173	195,804
Cash, cash equivalents, and restricted cash, end of period [1]	$509,140	$376,118

1.
June 30, 2025 and December 31, 2024 balances include restricted cash of $288.

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

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

1.
BACKGROUND AND BASIS OF PRESENTATION

Background and Nature of Operations

Lithium Americas Corp., (the “Company” or “LAC”) is principally focused on development of Thacker Pass (“Thacker Pass”), a sedimentary-based lithium project located in the McDermitt Caldera in Humboldt County in north-western Nevada, USA. The Company operates in one operating segment and one geographical area. The development of Thacker Pass is undertaken through a joint venture with General Motors Holdings LLC (“GM”) (Note 6).

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

These Interim Statements should be read in conjunction with the annual consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025 (the “Fiscal 2024 Annual Financial Statements”). These policies have been applied on a consistent basis for all periods, with the exception of new accounting policies for convertible debt and embedded derivatives described below. Information related to recent accounting pronouncements, which are not yet effective, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2024.

These Interim Statements have been prepared on the assumption that the Company is a going concern and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the next 12 months.

Significant Accounting Policies

Convertible debt

The Company accounts for convertible debt as debt and, except for any bifurcated embedded derivative or equity components, is recorded at amortized cost unless a fair value election is applied. Interest related to the debt is capitalized where the proceeds are used to fund the development of qualifying assets. Initial proceeds received are allocated between the debt host and any embedded derivative and other instruments in the same transaction. Any resulting discount is accreted over the term of the debt instrument using the effective interest rate method. Where there is a feature in the convertible debt that meets the definition of a derivative and is required to be separated by GAAP, the embedded feature is accounted for separately.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Embedded derivatives

Embedded derivatives that are not closely related and are required to be accounted for separately from the host contract are initially measured at fair value and subsequently re-measured at fair value at each balance sheet date, with changes in fair value recognized in the consolidated statement of loss.

2.
CASH

	June 30, 2025	December 31, 2024
Cash	$508,852	$593,885
Total	$508,852	$593,885

As at June 30, 2025, $933 of cash was held in Canadian dollars (December 31, 2024 – $778), and $507,919 in U.S. dollars (December 31, 2024 – $593,107). The majority of the Company’s cash is available only for use in relation to Thacker Pass and is not available for general corporate purposes.

3.
MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET

	June 30, 2025	December 31, 2024
Thacker Pass	$581,897	$378,957
Machinery and equipment	2,681	2,638
Finance lease right-of-use assets	19,948	19,948
Construction in progress [1]	210,779	-
Other	781	1,116
Total mineral properties, plant and equipment	816,086	402,659
Accumulated depreciation	(6,000)	(3,711)
Mineral properties, plant and equipment, net	$810,086	$398,948

1 At June 30, 2025, includes prepaid construction costs of $82,353 and deposits on long-lead equipment of $128,426, all related to Thacker Pass.

During the three and six months ended June 30, 2025, stock-based compensation related to restricted share units (“RSUs”) of $281 and $626, respectively, was capitalized to Thacker Pass (2024 - $644 and $1,190). During the three and six months ended June 30, 2024, stock-based compensation related to performance share units (“PSUs”) of $59 and $119, respectively, was capitalized to Thacker Pass.

4.
ACCRUED LIABILITIES

Accrued liabilities are comprised of the following items:

	June 30, 2025	December 31, 2024
Trade accruals	$38,741	$43,621
Employee-related benefits	1,424	8,143
Total	$40,165	$51,764

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

5.
LEASE LIABILITIES

Leases liabilities include the following:

	June 30, 2025	December 31, 2024
Finance leases
Vehicle and equipment leases	$4,781	$4,782
Operating leases
Office leases	833	963
Land lease	71	71
Current portion of lease liabilities	$5,685	$5,816

Finance leases
Vehicle and equipment leases	$11,840	$14,230
Operating leases
Office leases	442	787
Land lease	1,815	1,804
Non-current portion of lease liabilities	$14,097	$16,821

6.
JOINT VENTURE WITH GENERAL MOTORS

On October 15, 2024, the Company and GM entered into an investment agreement (“GM Investment Agreement”) to establish a joint venture (the “JV”) for the purpose of funding, developing, constructing and operating Thacker Pass as described in Note 4 to the Fiscal 2024 Annual Financial Statements. As of the closing of the JV on December 20, 2024, the Company owns a 62% majority equity interest in the JV and operates the JV through its majority voting rights and a management services agreement under which the Company provides executive level, administrative and other services to the JV. GM owns a 38% interest in the JV.

On April 1, 2025, contemporaneously with the closing of the strategic investment with Orion Resource Partners LP (“Orion”) (Note 7), LAC and GM announced the final investment decision (“FID”) for Thacker Pass Phase 1 and made cash contributions to the JV of $191,600 and $100,000 (the “GM FID capital contribution”), respectively, pursuant to the GM Investment Agreement.

The Company has determined that the JV is a variable interest entity due to its reliance on additional financing to complete Phase 1 of the development of Thacker Pass. The Company has determined it is the primary beneficiary of the JV due to the relative decision-making power of the parties over the most significant activities of the JV. As a result, the Company has consolidated Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the JV, in these condensed consolidated interim financial statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The net assets, respective interests and non-controlling interest of Lithium Nevada Ventures as of June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Assets	$1,197,306	$888,486
Liabilities	(93,322)	(71,813)
Net assets	$1,103,984	$816,673

GM's non-controlling interest	$419,514	$310,336
The Company's controlling interest	684,470	506,337
Net assets	$1,103,984	$816,673

Non-controlling interest in Lithium Nevada Ventures
Balance at beginning of period	$310,336	$-
On initial recognition as at December 20, 2024	-	310,441
GM FID capital contribution	110,804	-
Non-controlling interests share of loss [1]	(1,626)	(105)
Balance at end of period	$419,514	$310,336
1
The Company allocates income and net assets between the controlling and non-controlling interests based on a hypothetical liquidation at book value.

The assets of the JV, including cash of $387,029 and $452,293 at June 30, 2025 and December 31, 2024, respectively, can only be used to settle the obligations of the JV and are not available to the Company for general corporate purposes.

The Company’s maximum exposure to loss includes (i) the carrying value of the Company’s interest as shown above; (ii) upon funding of the DOE Loan, (a) all costs necessary to achieve completion of construction of Thacker Pass; and, (b) all outstanding borrowings and interest thereon under the $2.26 billion DOE loan ($nil outstanding at June 30, 2025 and December 31, 2024); and (iii) costs associated with the management services agreement and incentive compensation for personnel involved in the JV, to the extent such amounts cannot be supported by the operations of the JV (negligible as at June 30, 2025 and December 31, 2024).

7.
CONVERTIBLE DEBT, ROYALTY AND PRODUCTION PAYMENT ARRANGEMENTS

On April 1, 2025, the Company closed the strategic investment of $250 million from fund entities managed by Orion, for the development and construction of Phase 1 of Thacker Pass (the “Orion Investment”).

At closing, Orion purchased senior unsecured convertible notes with an aggregate principal amount of $195,000 (the “Notes”) and entered into a Production Payment Agreement (“PPA”) whereby Orion paid the Company $25,000 in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass. Under the PPA, Orion is entitled to fixed and variable production payments with respect to the first 41,500 tonnes of lithium processed at Thacker Pass each year, subject to certain adjustments.

At closing, Orion paid $217,075 (an aggregate initial investment of $220,000 less an original issuance discount of $2,925). Orion has committed to purchase an additional $30,000 in aggregate principal amount of Notes within two years (the "Delayed Draw Notes"), subject to the satisfaction of certain conditions precedent, upon request by the Company. As of June 30, 2025, the Company had not issued the Delayed Draw Notes.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

On April 1, 2025, the Company allocated the proceeds of the Orion Investment as follows:

Convertible Debt	$94,875
Embedded Derivative - conversion feature	97,200
Less: deferred transactions costs	(4,274)
Total proceeds allocated to the Convertible Debt	$187,801

Production Payment Agreement	25,000
Less: deferred transactions costs	(1,047)
Total proceeds allocated to the Production Payment Agreement	$23,953

The following reconciliation includes initial recognition of the components of the Orion Investment and activity to June 30, 2025:

	Convertible Debt				Production Payment
	Principal	Unamortized Discount	Embedded Derivative	Total Convertible Debt	Principal
Initial recognition on April 1, 2025	$195,000	$(104,399)	$97,200	$187,801	$23,953
Deferred interest cost	4,815	-	-	4,815	-
Discount amortization	-	1,047	-	1,047	1,775
Change in fair value recognized in statement of loss	-	-	(6,762)	(6,762)	-
Balance, June 30, 2025	$199,815	$(103,352)	$90,438	$186,901	$25,728

Convertible Debt

The Notes accrue interest payable quarterly in arrears at an annual rate of 9.875%. Interest is payable in cash or by inclusion of such interest in the principal amount at the option of the Company. The Notes are convertible at the option of the holder at any time into the Company’s common shares prior to the maturity at an initial conversion price of $3.78 per share, subject to certain adjustments.

The conversion of Notes is settleable in common shares, subject to a cap (the “Conversion Cap”). Any excess of convertible shares over the Conversion Cap is settleable in cash, subject to a beneficial ownership limitation applicable to the holder at the time of conversion. As a result of this potential partial cash settlement feature, the conversion feature is accounted for as an embedded derivative (the “Embedded Derivative”), measured at fair value with changes in fair value recorded in the condensed consolidated statements of loss.

Principal and deferred interest on the Notes are due at maturity on April 1, 2030, unless redeemed or converted earlier. After October 1, 2027, the Company has the right to redeem the Notes at its option, subject to certain conditions.

The Company incurred transaction costs of $9,700 in connection with the closing of the Orion Investment. Total transaction costs were allocated on the same basis as the proceeds, including $4,274 to the Notes, $1,047 to the PPA, and $4,379 to the embedded derivative. Transaction costs allocated to the Notes and the PPA are amortized over the life of the obligation, using the effective interest rate method, whereas transaction costs allocated to the embedded derivative were expensed at closing. Unamortized transaction costs are deducted from the carrying value of Notes and PPA.

The effective interest was 26.2% and 29.0% for the Notes and PPA, respectively, for the three months ended June 30, 2025.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Production Payment Agreement and Royalty

Under the terms of the PPA, Orion will receive (i) fixed payments of $0.128 per tonne ($0.152 per tonne if the Delayed Draw Notes have been drawn) of the total lithium processed each year at Thacker Pass for a period of 72 quarters after first production, and (ii) variable payments of 0.96% (1.14% if the Delayed Draw Notes have been drawn) of total gross revenue in perpetuity, with the fixed and variable portions both applying to the first 41,500 tonnes of lithium processed each year, subject to certain adjustments relating to Thacker Pass total Phase 1 project costs. The production payments are also subject to certain adjustments relating to the tonnage of battery-grade lithium carbonate equivalent sold. The variable payments are also subject to certain adjustments related to the future price of lithium.

In addition, the Company is obligated under a separate 2013 royalty agreement to pay an 8% gross revenue royalty for sales on production from all Thacker Pass mineral claims up to a cumulative payment of $22,000, after which the royalty rate is reduced to 4% for the remaining life of the project. The Company has the option at any time to reduce the royalty to 1.75% through payment of $22,000. The portion of the royalty subject to repurchase has been recorded as a financial liability carried at amortized cost.

	June 30, 2025	December 31, 2024
Production Payment Agreement	$25,728	$-
Royalty	20,936	20,715
Total	$46,664	$20,715

8.
STOCKHOLDERS’ EQUITY

Common stock – At-the-Market Program

On May 15, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $100 million (or the equivalent in Canadian dollars) (the “ATM Program”). As of June 30, 2025, the Company had sold 3,361 common shares pursuant to the ATM Program at an average price of $2.76 per share, for net proceeds of $8,541.

Equity Incentive Plan

On June 11, 2025, the Company’s shareholders approved an amended and restated Equity Incentive Plan (the “Plan”), which, among other changes, increased the maximum number of common shares available for issuance under the Plan by 14 million common shares.

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

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

10.
GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the Company’s general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Salaries, benefits and directors’ fees[1]	$2,489	$1,883	$4,757	$4,267
Stock-based compensation	1,619	1,514	2,652	2,903
Professional fees	1,338	845	2,698	1,535
Office and administration	1,717	1,247	3,003	1,999
Regulatory and filing fees	182	282	332	458
Travel	178	67	293	121
Investor relations	315	549	608	907
Depreciation	10	23	22	23
Total	$7,848	$6,410	$14,365	$12,213
1
The Company granted DSUs accrued at December 31, 2024 during the six months ended June 30, 2025, resulting in a charge to additional paid-in capital of $180.
11.
TRANSACTION COSTS

The Company has expensed transaction costs in relation to the following transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
DOE Loan	$-	$1,106	$150	$1,710
GM's non-controlling interest related to the JV	8,958	-	8,958	-
Convertible debt Embedded Derivative	4,379	-	4,379	-
Other financing activities	-	210	4,152	471
Total	$13,337	$1,316	$17,639	$2,181

12.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six Months Ended June 30,
	2025	2024
Interest received on cash deposits	$2,728	$5,450
Interest paid	$(721)	$(4)

Non-cash investing and financing activities
Total non-cash changes to mineral properties, plant and equipment composed of:	$59,924	$12,178
Capitalization of stock-based compensation	626	2,878
Capitalization of depreciation	2,419	376
Capitalization of interest on the Orion Investment	7,638	-
Capitalization of non-cash interest	221	122
Deposits on long-lead equipment and other long-term prepaids	24,058	11,121
Other non-cash transactions including working capital changes	24,962	(2,319)
Right-of-use assets obtained in exchange for new operating lease liabilities	$34	$719

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

13.
FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value measurement

(a)
Financial instruments not measured at fair value

Except as disclosed below, the carrying value of the financial assets and liabilities where the measurement basis is other than fair value approximate their fair values due to the immediate or short-term nature of these instruments considering there have been no significant changes in credit and market interest rates since the original date. Cash and cash equivalents, receivables, accounts payable and royalty obligations, Notes and PPA are measured at amortized cost.

(b)
Measurement of fair value

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified in the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The fair value hierarchy establishes three levels to classify the significance of inputs to valuation techniques used in making fair value measurements of all financial assets and liabilities. At June 30, 2025 and December 31, 2024, there were no financial assets and financial liabilities measured and recognized at fair value on a non-recurring basis subsequent to initial recognition.

The following table identifies the Company’s financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. The carrying value is equal to the fair value at each date reported.

		Fair Value at
	Category	June 30, 2025	December 31, 2024
Financial assets
Investment in Green Technology Metals Limited [1]	Level 1	$165	$537
Investment in Ascend Elements, Inc. [2]	Level 3	1,786	3,615
		$1,951	$4,152
Financial liabilities
Embedded Derivative - conversion feature (Note 7) [3]	Level 3	$90,438	$-

1
A loss on change in fair value of $151 (2024 - $573) and a loss on change in fair value of $372 (2024 - $1,897) was recognized in the condensed consolidated interim statements of loss for the three and six-month periods ended June 30, 2025, respectively.
2
As Ascend Elements is a private company, there is no observable market data to use, which results in this equity investment being classified as without readily determinable fair value. The fair value was based on a review of Ascend Elements’ business development, financings and trends in the share prices of other companies in the same industry sector. A loss on change in fair value of $94 (2024 - $2,575) and a loss on change in fair value of $1,829 (2024 - $2,575), respectively, was recognized in the condensed consolidated interim statements of loss for the three and six-month periods ended June 30, 2025.
3
The fair value of the conversion derivative was determined using a Partial Differential Equation method with the following inputs and assumptions at June 30, 2025: expected volatility of 30.7%, share price of $2.68, risk-free rate of 3.8%, and no expected dividends. The fair value at inception at April 1, 2025 was determined using the following inputs: expected volatility of 35.2%, share price of $2.76, risk-free rate of 3.9%, and no expected dividends. During the three months ended June 30, 2025, a gain on change in fair value of $6,762 was recognized in the condensed consolidated interim statements of loss.

The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of June 30, 2025 and December 31, 2024, this includes the following:

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Royalty obligation (Note 7) [1]	$20,936	$12,127	$20,715	$15,563
Production payment obligation (Note 7) [2]	25,728	27,080	-	-
Convertible Debt (Note 7) [3]	96,463	102,876	-	-
Total	$143,127	$142,083	$20,715	$15,563

1
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 25.8% at June 30, 2025 (December 31, 2024 - 12.3%).
2
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with the following inputs and assumptions: average lithium production of 41,500 tonnes per year, average lithium price of $15,082 and discount rate of 27.9%.
3
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 25.8%.

During the three months ended June 30, 2024, a gain on change in fair value of $168 associated with a previous fair-valued liability was recognized in the condensed consolidated interim statements of loss. During the six months ended June 30, 2024, a loss on change in fair value of $12 was recognized. This liability was derecognized on October 15, 2024.

14.
COMMITMENTS

The Company has entered into certain long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. These commitments contain certain fixed and determinable cost components, as well as components that are variable based on time and materials. The following represents the fixed and determinable portion of the commitments, excluding lease components disclosed in Note 5, for each of the next five years.

	2025	2026	2027	2028	2029	Thereafter
Long-lead equipment	$25,499	$-	$-	$-	$-	$-
Infrastructure	695	695	4,128	21,214	21,236	232,073
Service contracts	57,234	38,386	23,178	1,175	-	-
Total	$83,428	$39,081	$27,306	$22,389	$21,236	$232,073

15.
SUBSEQUENT EVENT

Subsequent to June 30, 2025, the Company issued and sold 18.103 million common shares at an average price of $3.11 per share pursuant to the ATM Program, for aggregate net proceeds of $55.1 million after sales agent’s commission and other expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the Company’s unaudited condensed consolidated interim financial statements and notes thereto for the three and six months ended June 30, 2025 and audited consolidated financial statements for the years ended December 31, 2024 and 2023 (“FY 2024” and “FY 2023,” respectively), together with the notes thereto. The financial information contained in this MD&A is derived from the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used, please refer to the discussion under “Use of Non-GAAP Financial Measures and Reconciliations.” This item should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in this Form 10-Q.

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

The Company’s fiscal year is the 12-month period ending December 31. All references to “Q2 2025” and “Q2 2024” are to the fiscal quarters for the three-month periods ended June 30, 2025 and June 30, 2024 respectively. All references to “YTD Q2 2025” and “YTD Q2 2024” are to the six-month periods ended June 30, 2025 and June 30, 2024, respectively. Amounts stated in this MD&A are in United States dollars, unless otherwise indicated.

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

Q2 2025 PROJECT AND CONSTRUCTION HIGHLIGHTS

•
On April 1, 2025, the JV Partners announced the final investment decision (“FID”) for construction of Phase 1 of Thacker Pass.
•
During the quarter ended June 30, 2025, $124.8 million of construction capital costs and other project-related costs were capitalized. As of June 30, 2025, a total of $574.1 million of construction capital costs and other project-related costs have been capitalized.
•
The Company has resolved or secured judicial dismissal of all legal and regulatory actions and proceedings, which arose in the ordinary course of resource development. Those resolutions did not materially impact the Company’s financial position or construction schedule. The Company continues to progress major construction at Thacker Pass. Completion of Phase 1 of Thacker Pass is targeted for late 2027.
•
Project engineering and procurement continue materially in line with the Project schedule to support construction.
o
As of June 30, 2025, detailed engineering is approximately 70% design complete and expected to increase to over 90% design complete by year end 2025. The higher level of detailed engineering at the early stages of construction helps to de-risk execution in terms of Project schedule and cost.
o
In April 2025, fabrication of the structural steel to be used to build the facilities at Thacker Pass commenced. First steel installation is targeted to commence in September 2025.
o
Manufacturing of long-lead equipment continues to advance with expected delivery in line with the Project schedule.
o
The Company has entered into certain long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. To date, approximately $425 million has been committed.
•
Major construction at Thacker Pass is progressing, with permanent concrete placement in the processing plant area commencing in early May 2025. Activity at site is focused on key areas to enable peak construction, which is expected in 2026. As of June 30, 2025:
o
There were approximately 300 manual craft workers on site, which is expected to increase to approximately 1,000 workers by year end 2025. At peak construction, approximately 1,800 workers are expected on site.
o
Structural excavation was underway to support the buildout of facilities and structural elements such as pipe racks.
o
Foundation preparation and rebar for concrete for the processing plant facilities continued to progress.
o
Construction of permanent roads and entrances to the processing plant facilities were underway.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

o
Worker break tents were nearing completion.
•
Placement of housing modules at the Company’s all-inclusive housing facility for construction workers in Winnemucca (the “Workforce Hub” or “WFH”) is well advanced. Mechanical, electrical and plumbing work is progressing, with first occupancy targeted for the second half of 2025. The completion of the WFH will enable ramp-up in the number of construction workers at site.

Q2 2025 FINANCIAL AND CORPORATE HIGHLIGHTS

•
As of June 30, 2025, the Company had $509.1 million in cash and restricted cash.
o
On April 1, 2025, the Company closed the previously announced strategic investment from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), for the development and construction of Phase 1 of Thacker Pass (“Orion Investment”). As part of closing, Orion paid the Company total gross proceeds of $220 million in cash for $195 million of senior unsecured convertible notes (the “Notes”) and $25 million in exchange for payments corresponding to the minerals produced and gross revenue generated by Thacker Pass (the “Production Payment Agreement” or “PPA”).
o
On declaring FID, GM and the Company contributed $100 million and $191.6 million in cash to the JV, respectively.
•
On May 15, 2025, the Company established an at-the-market equity program (“ATM Program”) pursuant to which the Company may sell its common shares, no par value, for up to a maximum aggregate $100 million and intends to use the net proceeds for general corporate purposes, which may include funding of corporate and project overhead expenses, financing of capital expenditures, repayment of indebtedness and additions to working capital.
o
As of 30 June 2025, the Company issued and sold 3.361 million common shares at an average price of $2.76 per share pursuant to the ATM Program, for aggregate net proceeds of $8.5 million after sales agent’s commission and other expenses. Subsequent to June 30, 2025, the Company issued and sold 18.103 million common shares at an average price of $3.11 per share pursuant to the ATM Program, for aggregate net proceeds of $55.1 million after sales agent’s commission and other expenses.
•
The Company currently expects to make the first draw on the previously announced $2.26 billion loan from the Department of Energy (“DOE” / the “DOE Loan”) sometime in the second half of 2025 (“H2 2025”).
o
In advance of first draw, GM has released to the Company the previously announced $195 million letter of credit facility (“LC Facility”) that can be used as collateral to support reserve account requirements under the DOE Loan.
•
On July 29, 2025, the Company published an environment, social, governance and safety (“ESG-S”) report, themed “Driving Partnerships to Create Value,” available on the Company’s website. The report includes sustainability performance and progress activities for the period January 1 to December 31, 2024 at the corporate level, Thacker Pass, WFH, Lithium Technical Development Center and the Company’s office locations.

MATERIAL RELATIONSHIPS AND RELATED AGREEMENTS

DOE ATVM Loan Program

On October 28, 2024, the Company closed the $2.26 billion DOE Loan from the U.S. DOE Loan Programs Office under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. The $2.26 billion DOE Loan includes principal of $1.97 billion and capitalized interest during construction, which is estimated to be $290 million over a three-year period. The DOE Loan has a 24-year maturity (from the date of first draw on the DOE Loan) with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury, rates without any additional credit spread. Lithium Americas has guaranteed the full and timely payment of costs to complete the construction of Thacker Pass and has guaranteed payment of any amounts borrowed under the DOE Loan.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Other key terms include customary covenants and events of default for a project finance loan facility and customary conditions precedent to loan effectiveness and advances for a project finance loan facility.

The Company currently expects to make the first draw on the DOE Loan sometime in H2 2025, subject to meeting certain conditions precedent.

General Motors Equity Investment, Joint Venture and Offtake

Prior to the Separation, on January 30, 2023, Old LAC had entered into a purchase agreement with GM, pursuant to which GM agreed to make a $650 million equity investment (the “2023 Transaction”), the proceeds of which were to be used for the construction and development of Thacker Pass. The 2023 Transaction was comprised of two tranches, a first tranche investment of $320 million (“Tranche 1 Investment”) and a second tranche investment of up to $330 million (the “Tranche 2 Investment”). Tranche 1 closed, and the Phase 1 offtake agreement was executed on February 16, 2023, when GM subscribed for 15,002,000 subscription receipts of Old LAC, which were automatically converted into 15,002,000 units, comprising 15,002,000 shares and 11,891,000 warrants of Old LAC, which became 15,002,000 common shares of the Company post-Separation. The subscription proceeds were paid to Old LAC, and the remaining unspent proceeds were included in the net assets distributed by Old LAC to the Company on October 3, 2023, pursuant to the Arrangement.

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

Under the terms of the Investment Agreement, GM acquired a 38% asset-level ownership stake in Thacker Pass for $625 million in total cash and letters of credit, including $430 million of direct cash funding to the JV to support the construction of Phase 1 and a $195 million letter of credit facility (“LC Facility”) that can be used as collateral to support reserve account requirements under the DOE Loan. The key terms of the JV Transaction are summarized below:

•
Lithium Americas has a 62% interest in Thacker Pass and will manage the Project on behalf of the JV Partners.
•
GM has a 38% interest in Thacker Pass and has committed $625 million in cash and letters of credit to the JV:
o
$330 million cash was contributed to the JV upon closing of the JV on December 20, 2024;
o
$100 million cash was contributed to the JV at FID for Phase 1 on April 1, 2025; and
o
$195 million LC Facility has been released by GM to the Company on August 5, 2025.
•
Lithium Americas has contributed nearly $330 million of cash to the JV for its 62% ownership in the Project:
o
$138 million was contributed to the JV upon closing of the JV on December 20, 2024; and
o
$191.6 million was contributed to the JV at FID for Phase 1 on April 1, 2025.
•
The LC Facility provided by GM to the JV as part of its consideration for its equity interest will have no interest, a maturity consistent with the DOE Loan and that will be withdrawn once replaced with cash that is generated by Thacker Pass.
•
A Board of Directors was established at the JV level to oversee the JV and approve the Project’s budgets and business plans, as well as implement policies to align with GM’s vendor requirements, including GM’s Human Rights Policy.

As part of the Arrangement, the agreement to supply GM with lithium carbonate production from Thacker Pass (the “Offtake Agreement”) was assigned by Old LAC to the Company. GM agreed to extend its existing Offtake Agreement for up to 100% of production volumes from Phase 1 of Thacker Pass to 20 years to support the maturity of the DOE Loan. On closing

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

of the JV Transaction, GM also entered into an additional 20-year offtake agreement for up to 38% of Phase 2 production volumes and will retain its existing right of first offer on the remaining Phase 2 production volumes.

The Company and GM terminated the Tranche 2 Investment subscription agreement concurrent with the execution of the JV Investment Agreement.

Orion Resource Partners

On April 1, 2025, the Company closed the previously announced Orion Investment, representing an aggregate $250 million investment comprised of the Notes, the PPA and a commitment to purchase an additional $30 million in aggregate principal amount of Notes within two years (the “Delayed Draw Notes”) subject to the satisfaction of certain conditions precedent and upon request by the Company.

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

The Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

The following table provides a summary of the Company’s condensed consolidated results of operations for YTD Q2 2025 compared with YTD Q2 2024:

	For the Six Months Ended June 30,		Increase/
(in US$ millions except for share amounts)	2025	2024	(decrease)
General and administrative expenses	$14.4	$12.2	$2.2
Transaction costs	17.6	2.2	15.4
(Gain)/loss on financial instruments measured at fair value	(4.6)	4.5	(9.1)
Other income	(2.7)	(6.1)	(3.4)
Net loss	24.8	12.8	12.0
Net loss attributable to LAC stockholders	23.1	12.8	10.3
Net loss per share – basic and diluted attributable to common stockholders	(0.11)	(0.07)	0.04

General and administrative expenses for YTD Q2 2025 increased to $14.4 million (YTD Q2 2024 - $12.2 million), which is due mainly to higher salaries, professional fees and office and administration fees in YTD Q2 2025, reflecting the ongoing

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

costs of the Company's transition to domestic filer as well as increased reporting obligations associated with the DOE Loan and formation of the JV.

Transaction costs for YTD Q2 2025 increased to $17.6 million (YTD Q2 2024 - $2.2 million), which is due mainly to advisory and professional fees associated with the Orion Investment and advisory fees due upon achieving FID for Thacker Pass Phase 1. Transaction costs in YTD Q2 2024 primarily related to negotiating and advancing towards closing the DOE Loan.

The Gain/(loss) on financial instruments measured at fair value is comprised of changes in the fair value of financial instruments, including an embedded derivative associated with the Notes, the Company’s investments in GT1 and Ascend Elements, and, in YTD Q2 2024, the Tranche 2 Investment liability. As the Notes include a potential partial cash settlement feature, the Company recognizes an embedded derivative (the “Embedded Derivative”) which is valued at fair value each balance sheet date. A gain on change in the fair value of the Embedded Derivative of $6.8 million was recognized at June 30, 2025 representing the gain since initial recognition of the Embedded Derivative at fair value on April 1, 2025. The loss on change in fair value of the investment in GT1 of $0.4 million for YTD Q2 2025 was lower than the loss of $1.9 million for YTD Q2 2024, reflecting the publicly-listed share price of GT1 at these respective dates. The loss on change in fair value of the investment in Ascend Elements for YTD Q2 2025 of $1.8 million compared with a loss of $2.6 million for YTD Q2 2024, reflecting the overall downturn of the battery recycling market in 2024 that continued into Q2 2025. The loss on change in fair value of the Tranche 2 Investment liability of $0.01 million for YTD Q2 2024 reflects the decrease in the market value of the Company’s share price during that time and a decrease in the volatility assumption. The Tranche 2 Investment agreement that included the Tranche 2 Investment liability was terminated on October 15, 2024.

Other income of $2.7 million for YTD Q2 2025 decreased when compared with $6.1 million for YTD Q2 2024, which was mainly due to higher balances invested in interest generating investments in YTD Q2 2024 compared with YTD Q2 2025.

The Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

The following table provides a summary of the Company’s condensed consolidated results of operations for Q2 2025 compared with Q2 2024:

	Three Months Ended June 30,		Increase/
(in US$ millions except for share amounts)	2025	2024	(decrease)
General and administrative expenses	$7.8	$6.4	$1.4
Transaction costs	13.3	1.3	12.0
(Gain)/loss on financial instruments measured at fair value	(6.5)	3.0	(9.5)
Other income	(1.4)	(4.2)	(2.8)
Net loss	13.2	6.6	6.6
Net loss attributable to LAC stockholders	12.4	6.6	5.8
Net loss per share – basic and diluted attributable to common stockholders	(0.06)	(0.03)	0.03

General and administrative expenses for Q2 2025 increased to $7.8 million (Q2 2024 - $6.4 million), due mainly to higher salaries, professional fees and office and administration fees in Q2 2025, reflecting the ongoing costs of the Company's transition to domestic filer as well as increased reporting obligations associated with the DOE Loan and formation of the JV.

Transaction costs for Q2 2025 increased to $13.3 million (Q2 2024 - $1.3 million), due mainly to third-party transaction costs associated with the Orion Investment and advisory fees due upon achieving FID for Phase 1 at Thacker Pass. Transaction costs in Q2 2024 primarily related to negotiating and advancing towards closing the DOE Loan.

The Gain/(loss) on financial instruments measured at fair value includes changes in the fair value of financial instruments, including the Embedded Derivative, the Company’s investments in GT1 and Ascend Elements, and, in Q2 2024, the Tranche 2 Investment liability. A gain on change in the fair value of the Embedded Derivative of $6.8 million represents the gain at June 30, 2025 since the Embedded Derivative was initially recognized at fair value on April 1, 2025. The loss on change in fair value of the investment in GT1 of $0.2 million for Q2 2025 was lower than the loss of $0.6 million for Q2 2024, reflecting the publicly-listed share price of GT1 at these respective dates. The loss on change in fair value of the investment in Ascend Elements for Q2 2025 of $0.1 million compared with a loss of $2.6 million for Q2 2024, reflecting the overall downturn of the

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

battery recycling market in 2024 that continued into Q1 2025. The gain on change in fair value of the Tranche 2 Investment liability of $0.2 million for Q2 2024 reflects the decrease in the market value of the Company’s share price during that time and an increase in the volatility assumption. The Tranche 2 Investment agreement that included the Tranche 2 Investment liability was terminated on October 15, 2024.

Other income of $1.4 million for Q2 2025 decreased compared with $4.2 million for Q2 2024, which was due mainly to higher balances invested in interest generating investments in Q2 2024 compared with Q2 2025.

Selected financial position information

(in US$ millions)	June 30, 2025	December 31, 2024	Increase/ (decrease)
Cash and restricted cash	$509.1	$594.2	$(85.1)
Mineral properties, plant and equipment, net	810.1	398.9	411.2
Total assets	1,339.1	1,044.9	294.2
Total liabilities	303.3	99.6	203.7
Total long-term liabilities	251.5	41.3	210.2

In YTD Q2 2025, total assets increased due mainly to the Orion Investment and contributions made to the JV by GM upon declaring FID at Thacker Pass, which was partially offset by payment of accrued liabilities at December 31, 2024, which related mainly to transaction costs, as well as cash used to fund operating costs in YTD Q2 2025. Mineral properties, plant and equipment increased mainly due to the capitalization of Thacker Pass construction costs and the installation of WFH units.

In YTD Q2 2025, total liabilities increased due mainly to amounts associated with the Notes and the PPA, which were both non-current at June 30, 2025.

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

As at June 30, 2025, the Company had cash and restricted cash of $509.1 million (December 31, 2024 - $594.2 million); and working capital (non-GAAP) of $459.9 million (December 31, 2024 - $543.9 million).

On May 15, 2025, in connection with the ATM Program, the Company entered into an equity distribution agreement pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $100 million (or the Canadian dollar equivalent). The Company intends to use the net proceeds from the ATM Program for general corporate purposes, which may include funding of corporate and project overhead expenses, financing of capital expenditures, repayment of indebtedness and additions to working capital. As of 30 June 2025, the Company had issued and sold 3.361 million common shares at an average price of $2.76 per share under the ATM Program for aggregate net proceeds of $8.5 million after sales agents commission and other expenses.

On April 1, 2025, the Company closed the Orion Investment for gross proceeds of $220 million. In addition, subject to certain conditions precedent, Orion agreed to purchase an additional $30 million in Delayed Draw Notes within two years upon request by the Company.

On October 28, 2024, the Company closed the $2.26 billion DOE Loan under the ATVM Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass, as described above in the section “Material Relationships and Related Agreements”.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

On October 15, 2024, the Company and GM entered into the Investment Agreement to establish the JV for the purpose of funding, developing, constructing and operating Thacker Pass. The JV Transaction, which is described above in the section “Material Relationships and Related Agreements”, delivers $625 million of cash and letters of credit from GM to Thacker Pass.

On April 22, 2024, the Company completed an underwritten public offering (the “Offering”) for aggregate gross proceeds to the Company of $275 million or net proceeds of approximately $262 million after deducting fees and share issuance costs.

At June 30, 2025, the Company's net assets of $1,036 million included $1,104 million held in the JV (inclusive of GM's non-controlling interest), of which $724 million was held by Lithium Nevada LLC (“LN”). The DOE Loan imposes certain restrictions on the transfer of assets from LN to the Company, including prohibitions on dividend payments and loans from LN to the Company, the making of other payments to the Company, and transfers of any assets comprising part of the collateral package. Exceptions to such restrictions are possible upon the satisfaction of certain conditions, including attainment of certain construction milestones. The DOE Loan also requires LN to maintain a certain amount of working capital (non-GAAP) sufficient to cover project-related costs. Under the terms of the JV there are certain additional restrictions on asset transfers from LN to the Company, including transfers of material assets outside of the ordinary course of business or transfers involving assets with a value of greater than $5 million (subject to certain exceptions, including for sales of lithium in the ordinary course of business or sales of non-productive assets with a value of less than $10 million).

The Company believes that it will have sufficient cash resources to carry out its business plans, including the currently planned development activities at Thacker Pass, for at least the next 12 months. Over the long-term, the Company expects to meet its obligations and fund the development of Thacker Pass through the financings it has secured, which are described above; however, due to the conditions associated with such financings, there can be no assurance that the Company will successfully complete all of its contemplated financing plans. Additionally, the Company may, from time to time, and on an opportunistic basis as market conditions permit, engage in capital markets transactions to provide additional financing to support its capital and operating needs. The Company does not engage in currency hedging to offset any risk of currency fluctuations.

The Company has entered into long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. These agreements contain certain fixed and determinable cost components, as well as components that are variable based on time and materials.

Cash Flow

Cash Flow Highlights	Six Months Ended June 30,
(in US$ millions)	2025	2024
Cash used in operating activities	$(49.5)	$(4.8)
Cash used in investing activities	(353.5)	(77.0)
Cash provided by financing activities	317.9	262.2
Change in cash, cash equivalents and restricted cash	(85.1)	180.3
Cash, cash equivalents and restricted cash – beginning of period	594.2	195.8
Cash, cash equivalents and restricted cash – end of period	$509.1	$376.1

Operating Activities

Cash used in operating activities during the six months ended June 30, 2025 increased to $49.5 million compared with $4.8 million during the six months ended June 30, 2024, which is primarily attributable to larger operating losses reflecting higher general and administrative expenses and higher transaction costs, partially offset by a gain in H1 2025 on financial instruments measured at fair value, as well as changes in working capital (non-GAAP).

Investing Activities

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Cash used in investing activities for the six months ended June 30, 2025, was $353.5 million compared with $77.0 million for the six months ended June 30, 2024, which primarily reflects a higher level of construction activity at Thacker Pass. Construction activity increased at Thacker Pass subsequent to the closing of the DOE Loan and JV in the fourth quarter of 2024, and FID on April 1, 2025.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 increased to $317.9 million compared with $262.2 million for the six months ended June 30, 2024. During YTD Q2 2025, net proceeds received from financing transactions included $211.8 million associated with the Notes and the PPA, $100.0 million contribution from GM to the JV at FID, and $8.5 million in net proceeds from the ATM Program, partially offset by principal payments for finance lease obligations and deferred financing fees. During YTD Q2 2024, the majority of cash provided by financing activities related to the proceeds from the Offering.

Contractual Obligations

The Company’s contractual obligations, commitments under long-term purchase agreements and other commitments as at June 30, 2025 are disclosed in Notes 5, 7 and 14 to the condensed consolidated interim financial statements for the six months ended June 30, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

As at June 30, 2025, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

DECOMMISSIONING PROVISION AND RECLAMATION BOND

The carrying value of the liability for decommissioning relating to exploration and development activities at Thacker Pass as at June 30, 2025 is $0.3 million (December 31, 2024 - $0.3 million). The Company has a $1.7 million reclamation bond payable to the BLM guaranteed by a third-party insurance company with $0.3 million accepted and obligated for exploration projects. In February 2025, a $73 million reclamation bond payable to the BLM was put in place for Thacker Pass, which was accepted and obligated in March 2025.

CRITICAL ACCOUNTING ESTIMATES

The June 30, 2025 condensed consolidated interim financial statements have been prepared in accordance with US GAAP. The preparation of condensed consolidated interim financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are more fully described in Note 2 to the FY 2024 audited consolidated financial statements, the Company has provided below the accounting policies and estimates critical to its business operations and understanding of its financial results.

Also included below are the key judgments and sources of estimation uncertainty that management has determined could have the most significant impact on the amounts recognized in the condensed consolidated interim financial statements for the six months ended June 30, 2025.

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

The fair value of the Tranche 2 Investment with GM involves estimation, which was determined using Monte Carlo simulation. The simulation of the fair value required significant assumptions, including expected volatility of the Company’s

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

share price, a risk- free rate and no expected dividends. On October 15, 2024, the Company and GM terminated the Tranche 2 Investment subscription agreement concurrent with the execution of the JV Investment Agreement.

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

Accounting for Joint Venture with GM

The Company determined that the JV is a variable interest entity due to its reliance on additional financing to complete Phase 1 of the development of Thacker Pass. The Company has determined it is the primary beneficiary of the JV due to the relative decision-making power of the parties over the most significant activities of the JV. As a result, the Company has consolidated Lithium Nevada Ventures in its consolidated financial statements.

Accounting for Convertible Debt and Embedded Derivative

The Company determined that the convertible debt included an embedded derivative attributable to the potential partial cash settlement feature and allocated the proceeds received between the host debt and embedded derivative. The Company determined that the conversion option is not considered closely related to the debt host and should be accounted for as an embedded derivative valued initially on April 1, 2025 and then revalued at fair value at balance sheet dates, with the gains and losses recognized in the condensed consolidated statement of net loss.

The fair value of the embedded derivative was determined using a partial differential equation method which required the Company to make estimates and assumptions regarding share volatility, risk-free interest rate and dividend payments.

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

USE OF NON-GAAP FINANCIAL MEASURES AND RECONCILIATION

The Company makes reference to certain non-GAAP measures. These measures are not recognized measures under US GAAP, do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those US GAAP measures by providing further understanding of the Company's liquidity from management’s perspective. Accordingly, these measures are not intended to represent, and should not be considered as alternatives to, other performance measures derived in accordance with US GAAP as measures of liquidity. In addition to results determined in accordance with US GAAP, the Company uses “working capital”, a non-GAAP measure. This non-US GAAP measure is

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

used to provide investors with a supplemental measure of the Company's liquidity and thus highlight trends in the core business that may not otherwise be apparent when relying solely on US GAAP measures.

“Working capital” is the difference between current assets and current liabilities. It is a financial measure that has been derived from the Company’s consolidated financial statements and applied on a consistent basis as appropriate. Various assets and liabilities fluctuate significantly from month to month depending on short-term liquidity needs. The Company discloses this financial measure because it believes it assists readers in understanding the Company’s financial position and provides further information about the Company’s liquidity to investors.

	June 30, 2025	December 31, 2024	Change
Current assets	$511,715	$602,175	$(90,460)
Less: current liabilities	51,802	58,280	(6,478)
Working capital (non-US GAAP)	$459,913	$543,895	$(83,982)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the annual report on Form 10-K for the year ended December 31, 2024. The Company believes its exposure to market risk has not changed materially since then.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been involved in various legal and regulatory actions and proceedings, which arise in the ordinary course of business. While the final outcomes of such actions and proceedings cannot be predicted with certainty, management believes that the resolution of such actions and proceedings will not have a material impact on the Company’s condensed consolidated financial statements or results of operations.

In February 2023, the Company’s application with the State of Nevada Division of Water Resources (“NDWR”) for the transfer of certain water rights for Phase 1 of Thacker Pass was approved by the State Engineer. The State Engineer’s Office issued the final water rights permits on June 30, 2023 and July 3, 2023, authorizing the Company to use its water production wells. In March 2023, the State Engineer’s decision was appealed in state court by a local ranching company. In April 2025, the court upheld the State Engineer’s decision in relation to due process and most of the other issues were appealed, while remanding two questions to the State Engineer for further analysis. On June 20, 2025, the NDWR directed the Company to cease pumping from certain wells pending the agency’s consideration of the remand, although the agency subsequently extended the date for the Company to demonstrate compliance with the directive. On July 30, 2025, the Company finalized a settlement agreement with the ranching company. Currently, the parties are jointly seeking dismissal of the water-rights litigation and a vacatur of the remand order in the courts to complete the resolution of this issue and confirm LAC’s water rights.

Item 1a. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I. Item 1A. Risk Factors of the Company's annual report on Form 10-K for the year ended December 31, 2024 and Form 10-Q for the three months ended March 31, 2025.

Changes in U.S. trade policy and the impact of tariffs and other trade measures could adversely affect the Company's business, results of operations and financial condition.

The Company's business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on June 3, 2025, the U.S. government increased the 25% tariff on steel and aluminum imports announced on March 12, 2025, to 50%. On April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and an additional individualized reciprocal tariff on the countries with which the U.S. has the largest trade deficits, including China and other southeast Asian countries where the Company does business and sources equipment. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets. It remains unclear to what extent, upon which countries, and upon which terms, tariffs may be levied.

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

Our growth will require us to hire and retain skilled construction and mining personnel; increased competition for such personnel from other projects could impact our business, financial condition and results of operations.

We rely on a skilled, unionized workforce for construction. We compete with other construction projects and mining companies in the recruitment and retention of qualified managerial employees and skilled unionized labor. Competition for such personnel is both regional and national. New construction and mining projects, particularly such projects in the regions in which we operate, could increase competition for such personnel resulting in increased labor shortages or labor costs. If we are unable to successfully compete for qualified personnel, our construction or operations timelines may be materially delayed or suspended.

Most of the factors affecting labor costs and availability are beyond our control and we may not be able to offset any increased labor costs should they occur. Increases in construction and related costs due to inflationary pressure on wages or increases in union-agreed wages or shortages of qualified personnel in any of the geographic areas in which we operate could have a material and adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Refer to described in Part I. Item 4. Mine Safety Disclosures of the Company's annual report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1#+

Convertible Note, dated April 1, 2025, issued by Lithium Americas Corp. to OMF Fund IV SPV M LLC (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 filed by Lithium Americas Corp. on May 15, 2025).

4.2#+

Registration Rights Agreement, dated April 1, 2025, by and between Lithium Americas Corp. and OMF Fund IV SPV M LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 filed by Lithium Americas Corp. on May 15, 2025).

10.1*#+	Production Payment Agreement, dated April 1, 2025, by and between Lithium Americas Corp. and OMF Fund IV SPV M LLC.

10.2†	Amended and Restated Lithium Americas Corp. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on June 12, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104**	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
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

LITHIUM AMERICAS CORP.
(Registrant)

Date:	August 14, 2025	By:	/s/ Jonathan Evans
Jonathan Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2025	By:	/s/ Luke Colton
Luke Colton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)