Form 10-Q
period 2025-09-30
LITHIUM AMERICAS CORP.
filed 2025-11-13
CIK 1966983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The registrant had 303,488,288 common shares outstanding as at November 12, 2025.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the documents incorporated by reference, contain “forward-looking information” within the meaning of applicable Canadian securities legislation, and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively referred to herein as “forward-looking statements” (“FLS”)). All statements, other than statements of historical fact, are FLS and can be identified by the use of statements that include, but are not limited to, words, such as “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “proposes,” “potential,” “target,” “implement,” “schedule,” “forecast,” “intend,” “would,” “could,” “might,” “should,” “believe” and similar terminology, or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. FLS in this quarterly report, including the documents incorporated by reference, includes, but is not limited to: statements relating to the anticipated sources and uses of funds to complete project financing, statements relating to the JV Transaction (as defined herein) with GM (as defined herein), the DOE Loan (as defined herein) and the Orion Investment (as defined herein), including statements regarding satisfaction of draw down conditions on the DOE Loan; expectations about the extent that the JV Transaction, DOE Loan, including any amendments thereto, the Orion Investment and cash on hand would fund the development and construction of the Thacker Pass project (the “Thacker Pass Project”) on schedule or at all; project de-risking initiatives; expectations related to the construction build, job creation and nameplate capacity of the Thacker Pass Project as well as other statements with respect to the Company’s future objectives and strategies to achieve these objectives, including the future prospects of the Company; the estimated cash flow, capitalization and adequacy thereof for the Company; the estimated costs of the development of the Thacker Pass Project, including timing, progress, approach, continuity or change in plans, construction, commissioning, milestones, anticipated production and results thereof and expansion plans; cost and expected benefits of the transloading terminal; cost and expected benefit of the limestone quarry; anticipated timing to resolve, and the expected outcome of, any complaints or claims made or that could be made concerning the permitting process in the United States for the Thacker Pass Project; the timely completion of environmental reviews and related consultations, and receipt or issuance of permits and approvals, in the United States for the Company’s development and resultant operations; outcomes or timing of judicial proceedings; capital expenditures and programs; estimates, and any change in estimates, of the mineral resources and mineral reserves at the Thacker Pass Project; development of mineral resources and mineral reserves; the realization of mineral resources and mineral reserves estimates, including whether certain mineral resources will ever be developed into mineral reserves, and information and underlying assumptions related thereto; government regulation of mining operations and treatment under governmental and taxation regimes; the future price of commodities, including lithium; the creation of a battery supply chain in the United States to support the electric vehicle market; the timing and amount of future production, currency exchange and interest rates; the Company’s ability to raise capital; expected expenditures to be made by the Company on the Thacker Pass Project; statements relating to revised capital cost estimates; ability to produce high purity battery grade lithium products; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the timing, cost, quantity, capacity and product quality of production at the Thacker Pass Project; successful development of the Thacker Pass Project, including successful results from the Company’s testing facility and third-party tests related thereto; statements with respect to the expected economics of the Thacker Pass Project, including capital costs, operating costs, sustaining capital requirements, after tax net present value and internal rate of return, pricing assumptions, payback period, sensitivity analyses, net cash flows and life of mine; anticipated job creation and the completion of the workforce hub; the expectation that the National Construction Agreement (Project Labor Agreement) with North America’s Building Trades Unions for construction of Phase 1 of the Thacker Pass Project will minimize construction risk, ensure availability of skilled labor, address the challenges associated with the Thacker Pass Project’s remote location and be effective in prioritizing employment of local and regional skilled craft workers, including members of underrepresented communities; the expected workforce development training program being prepared with Great Basin College; the Company’s commitment to sustainable development, limiting the environmental impact at the Thacker Pass Project and plans for phased reclamation during the life of mine including use benefits of growth media; ability to achieve capital cost efficiencies; anticipated use of any future proceeds and earnings related to the Thacker Pass Project; anticipated plans regarding the payment or non-payment of dividends; as well as other statements with respect to management’s beliefs, plans, estimates and intentions, and similar statements concerning anticipated future events, results, circumstances, performance or expectations that are not historical facts.

FLS involves known and unknown risks, assumptions and other factors that may cause actual results or performance to differ materially. FLS reflects the Company’s current views about future events, and while considered reasonable by the Company as of the date of this quarterly report, are inherently subject to significant uncertainties and contingencies. Accordingly, there can be no certainty that they will accurately reflect actual results. Assumptions and other factors upon which such FLS is based include, without limitation: expectations regarding Phase 2 of the Thacker Pass Project, including financing; the ability of Lithium Nevada LLC to draw down on the DOE Loan on the anticipated timeline, and the absence of material adverse events affecting the Company during the construction of the Project; the ability of the Company to perform conditions and meet expectations regarding the Company’s financial resources and future prospects; the ability to meet future objectives and priorities; a cordial business relationship between the Company and third-party strategic and contractual partners; the risk of tax liabilities as a result of the Arrangement (as defined herein) and general business and economic uncertainties and adverse market conditions; the risk that the Arrangement may not be tax-free for income tax purposes and potential significant tax liabilities that the Company may be exposed to if the tax-deferred spinoff rules are not met; the risk of tax indemnity obligations owed by the Company to Lithium Argentina (as defined below) following the Arrangement becoming payable, including as a result of events outside of the Company’s control; the availability of equipment and facilities necessary to complete development and construction of the Thacker Pass Project; unforeseen technological, equipment and engineering problems; changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current U.S. presidential administration, higher interest rates, the rate of inflation, a potential economic recession and potential changes in United States trade policy, including the imposition of tariffs and the resulting consequences on, among other things, the extractive resource industry, the green energy transition and the electric vehicle market; uncertainties inherent to feasibility studies and mineral resource and mineral reserve estimates; the mine processing facilities, based on the results of the testing facility and third-party tests, performing as expected; the ability of the Company to secure sufficient additional financing, advance and develop the Thacker Pass Project, and to produce battery grade lithium; the respective benefits and impacts of the Thacker Pass Project when production operations commence; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the Company’s ability to operate in a safe and effective manner, and without material adverse impact from the effects of climate change or severe weather conditions; uncertainties relating to receiving and maintaining mining, exploration, environmental and other permits or approvals in Nevada; demand for lithium, including that such demand is supported by growth in the electric vehicle market and lithium-ion battery market; current technological trends; the impact of increasing competition in the lithium business, and the Company’s competitive position in the industry; continuing support of local communities and the Fort McDermitt Paiute and the Shoshone Tribe in relation to the Thacker Pass Project, and continuing constructive engagement with these and other stakeholders, and any expected benefits of such engagement; risks related to cost, funding and regulatory authorizations to develop a workforce housing facility; the stable and supportive legislative, regulatory and community environment in the jurisdictions where the Company operates; impacts of inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions; the impact of unknown financial contingencies, including litigation costs, environmental compliance costs and costs associated with the impacts of climate change, on the Company’s operations; increased attention to environmental, social, governance and safety (“ESG-S”) and sustainability-related matters; risks related to the Company’s public statements with respect to such matters that may be subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential sustainability-related benefits); risks that the Company may face regarding potentially conflicting initiatives from certain U.S. state or other governments; estimates of, and unpredictable changes to, the market prices for lithium products; development and construction costs for the Thacker Pass Project, and costs for any additional exploration work at the project; estimates of mineral resources and mineral reserves, including whether mineral resources not included in mineral reserves will be further developed into mineral reserves; some of the modifying factors used to convert mineral resources to mineral reserves may change materially, and could materially impact the mineral reserve estimate; reliability of technical data; anticipated timing and results of exploration, development and construction activities, including the impact of ongoing supply chain disruptions and availability of equipment and supplies on such timing; timely responses from governmental agencies responsible for reviewing and considering the Company’s permitting activities at the Thacker Pass Project; availability of technology, including low carbon energy sources and water rights, on acceptable terms to advance the Thacker Pass Project; government regulation of mining operations and mergers and acquisitions activity, and treatment under governmental, regulatory and taxation regimes; ability to realize expected benefits from investments in or partnerships with third parties; accuracy of development budgets and construction estimates; that the Company will meet its future objectives and priorities; the ability to satisfy production and lithium-recovery targets; that the Company will have access to adequate capital to fund its future projects and plans; that such future projects and plans will proceed as anticipated; compliance by the members of the LAC-GM Joint Venture (as defined herein) with terms of agreements; the lack of any material disputes or disagreements between the members of the LAC-GM Joint Venture; the regulation of the mining industry by various governmental agencies; as well as assumptions concerning general economic and industry growth rates, commodity prices, resource estimates, currency exchange and interest rates and competitive conditions. Although the Company believes that the assumptions and expectations reflected in such FLS are reasonable, the Company can give no assurance that these assumptions and expectations will prove to be correct.

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

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS
Cash (Note 2)	$385,307	$593,885
Receivables	2,029	557
Prepaids and deposits	1,291	7,733
Total current assets	388,627	602,175

Investments measured at fair value (Note 13)	5,362	4,152
Restricted cash	288	288
Mineral properties, plant and equipment, net (Note 3)	1,040,501	398,948
Deferred financing costs	14,024	11,529
Other assets	2,724	27,852
Total assets [1]	$1,451,526	$1,044,944

LIABILITIES
Accounts payable	$47,003	$700
Accrued liabilities (Note 4)	50,510	51,764
Current portion of lease liabilities (Note 5)	5,603	5,816
Total current liabilities	103,116	58,280

Convertible debt and conversion feature (Note 7)	386,985	-
Royalty and production payment arrangements (Note 7)	48,684	20,715
Lease liabilities (Note 5)	12,732	16,821
Reclamation liabilities	288	288
Other liabilities	3,500	3,500
Total liabilities [1]	555,305	99,604

Commitments (Note 14)

Non-controlling interest (Note 6)	420,587	310,336

STOCKHOLDERS’ EQUITY
Common stock, no par value, unlimited authorized; 242,514 and 218,465 shares issued and outstanding, respectively (Note 8)	729,200	655,068
Additional paid-in capital	22,949	35,618
Accumulated deficit	(276,515)	(55,682)
Total stockholders’ equity	475,634	635,004
Total liabilities, non-controlling interest and stockholders’ equity	$1,451,526	$1,044,944

Subsequent events (Note 15)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

1 The Company is the primary beneficiary in a variable interest entity (“VIE”). See Note 6 for further information related to the Company’s VIE. The consolidated assets as of September 30, 2025 and December 31, 2024 include $1,250,967 and $888,486, respectively, of assets for the VIE that can only be used to settle the obligations of the VIE. As of September 30, 2025 and December 31, 2024, the assets include, respectively: Cash of $218,016 and $452,293; Receivables of $1,062 and $16; Prepaids and deposits of $1,058 and $6,091; Mineral properties, plant and equipment of $1,028,307 and $402,540; and, Other assets, non-current of $2,524 and $27,546. As of September 30, 2025 and December 31, 2024, the VIE’s liabilities of $144,162 and $71,813, respectively, include $115,915 and $50,865 of liabilities whose creditors have no recourse to the Company. As of September 30, 2025 and December 31, 2024, the liabilities whose creditors have no recourse to the Company include, respectively: Accounts Payable of $47,001 and $684; Accrued liabilities of $47,007 and $24,083; Lease liabilities, current of $5,401 and $5,632; Lease liabilities, non-current of $12,718 and $16,678; Reclamation liabilities of $288 and $288; and, Other liabilities, non-current of $3,500 and $3,500.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for per share amounts and shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Exploration expenditures	$-	$(192)	$(19)	$(202)
General and administrative expenses (Note 10)	(9,704)	(5,962)	(24,069)	(18,175)
Total operating expenses	(9,704)	(6,154)	(24,088)	(18,377)
Other income (expense)
Transaction costs (Note 11)	(643)	(6,061)	(18,282)	(8,242)
Loss on financial instruments measured at fair value (Note 13)	(190,432)	(1,266)	(185,871)	(5,750)
Interest expense	-	(10)	-	(17)
Other income	1,618	4,955	4,305	11,031
Total other expense	(189,457)	(2,382)	(199,848)	(2,978)
Net loss	$(199,161)	$(8,536)	$(223,936)	$(21,355)

Net loss attributable to:
Common stockholders	$(197,684)	$(8,536)	$(220,833)	$(21,355)
Non-controlling interest	(1,477)	-	(3,103)	-
Total	$(199,161)	$(8,536)	$(223,936)	$(21,355)

Net loss per share attributable to common stockholders, basic and diluted (Note 9)	$(0.83)	$(0.04)	$(0.98)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	238,701	218,039	225,668	194,898

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity attributable to LAC shareholders	Non- controlling interest	Total stockholders’ equity and non- controlling interest
Balance, January 1, 2024	161,778	$383,063	$15,020	$(13,154)	$384,929	$-	$384,929
Shares issued on conversion of stock-based awards	373	2,875	(2,875)	-	-	-	-
Stock-based compensation	-	-	5,038	-	5,038	-	5,038
Net loss	-	-	-	(6,264)	(6,264)	-	(6,264)
Balance, March 31, 2024	162,151	385,938	17,183	(19,418)	383,703	-	383,703
Issuance of common stock, net of issuance costs	55,000	262,146	-	-	262,146	-	262,146
Shares issued on conversion of stock-based awards	764	3,630	(3,630)	-	-	-	-
Stock-based compensation	-	-	2,219	-	2,219	-	2,219
Net loss	-	-	-	(6,555)	(6,555)	-	(6,555)
Balance, June 30, 2024	217,915	651,714	15,772	(25,973)	641,513	-	641,513
Shares issued on conversion of stock-based awards	379	2,197	(2,197)	-	-	-	-
Stock-based compensation	-	-	2,163	-	2,163	-	2,163
Net loss	-	-	-	(8,536)	(8,536)	-	(8,536)
Balance, September 30, 2024	218,294	$653,911	$15,738	$(34,509)	$635,140	$-	$635,140

Balance, January 1, 2025	218,465	$655,068	$35,618	$(55,682)	$635,004	$310,336	$945,340
Shares issued on conversion of stock-based awards	221	2,256	(2,256)	-	-	-	-
Stock-based compensation	-	-	1,198	-	1,198	-	1,198
Net loss	-	-	-	(10,702)	(10,702)	(824)	(11,526)
Balance, March 31, 2025	218,686	657,324	34,560	(66,384)	625,500	309,512	935,012
Shares issued under At-the-Market Program, net of issuance costs (Note 8)	3,361	8,541	-	-	8,541	-	8,541
Investment of General Motors to Lithium Nevada Ventures LLC (Note 6)	-	-	(10,804)	-	(10,804)	110,804	100,000
Shares issued on conversion of stock-based awards	1,280	4,771	(4,771)	-	-	-	-
Stock-based compensation	-	-	5,531	-	5,531	-	5,531
Net loss	-	-	-	(12,447)	(12,447)	(802)	(13,249)
Balance, June 30, 2025	223,327	670,636	24,516	(78,831)	616,321	419,514	1,035,835
Shares issued under At-the-Market Program, net of issuance costs (Note 8)	18,905	57,524	-	-	57,524	-	57,524
Capital contribution to Lithium Nevada Ventures LLC (Note 6)	-	-	(2,550)	-	(2,550)	2,550	-
Shares issued on conversion of stock-based awards	282	1,040	(1,040)	-	-	-	-
Stock-based compensation	-	-	2,023	-	2,023	-	2,023
Net loss	-	-	-	(197,684)	(197,684)	(1,477)	(199,161)
Balance, September 30, 2025	242,514	$729,200	$22,949	$(276,515)	$475,634	$420,587	$896,221

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(223,936)	$(21,355)
Adjustments for:
Depreciation	34	35
Stock-based compensation	4,309	4,345
Amortization of right-of-use asset	768	696
Loss on financial instruments measured at fair value	185,871	5,750
Other items	182	(2)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(407)	2,120
Decrease in prepaids and deposits	1,409	1,810
(Decrease)/increase in accounts payable	(14)	5
(Decrease)/increase in accrued liabilities	(14,538)	2,488
Operating lease payments, net of non-cash interest accrual	(749)	(629)
Net cash used in operating activities	(47,071)	(4,737)
Investing activities
Additions to mineral properties, plant and equipment	(525,669)	(111,727)
Net cash used in investing activities	(525,669)	(111,727)
Financing activities
Proceeds from convertible debt and production payments arrangements, net of issuance and transaction costs	211,754	-
Proceeds from issuance of non-controlling interest	100,000	-
Proceeds from At-the-Market Program, net of issuance costs	66,076	-
Proceeds from public offering, net of issuance costs	-	262,146
Deferred financing fees	(10,081)	-
Principal payments on finance lease obligations	(3,587)	(35)
Net cash provided by financing activities	364,162	262,111

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(208,578)	145,647

Cash, cash equivalents, and restricted cash, beginning of period [1]	594,173	195,804
Cash, cash equivalents, and restricted cash, end of period [1]	$385,595	$341,451

1.
September 30, 2025 and December 31, 2024 balances include restricted cash of $288.

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

To date, the Company has not generated revenues from operations and has relied on debt and equity financing to fund operations. The underlying values of mineral properties, plant and equipment, including Thacker Pass, are dependent on the existence of economically recoverable reserves, maintaining title and beneficial interest in the properties, and the ability of the Company to draw upon debt financing arrangements and raise additional capital to complete development and to attain future profitable operations.

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

These Interim Statements should be read in conjunction with the annual consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025 (the “Fiscal 2024 Annual Financial Statements”). These policies have been applied on a consistent basis for all periods, with the exception of new accounting policies for convertible debt and embedded derivatives described below. Information related to recent accounting pronouncements, which are not yet effective, is included in Note 2 to the Fiscal 2024 Annual Financial Statements.

These Interim Statements have been prepared on the assumption that the Company is a going concern and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the next 12 months.

Significant Accounting Policies

Convertible debt

The Company accounts for convertible debt as debt that, except for any bifurcated embedded derivative or equity components, is recorded at amortized cost unless a fair value election is applied. Interest related to the debt is capitalized where the proceeds are used to fund the development of qualifying assets. Initial proceeds received are allocated between the debt host and any embedded derivative and other instruments in the same transaction. Any resulting discount is accreted over the term of the debt instrument using the effective interest rate method. Where there is a feature in the convertible debt that meets the definition of a derivative and is required to be separated by US GAAP, the embedded feature is accounted for separately.

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Embedded derivatives

Embedded derivatives that are not closely related and are required to be accounted for separately from the host contract are initially measured at fair value and subsequently re-measured at fair value at each balance sheet date, with changes in fair value recognized in the condensed consolidated statement of loss.

2.
CASH

	September 30, 2025	December 31, 2024
Cash	$385,307	$593,885
Total	$385,307	$593,885

As at September 30, 2025, $1,320 of cash was held in Canadian dollars (December 31, 2024 – $778), and $383,987 in U.S. dollars (December 31, 2024 – $593,107). The majority of the Company’s cash is available only for use in relation to Thacker Pass and is not available for general corporate purposes.

3.
MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET

	September 30, 2025	December 31, 2024
Thacker Pass - construction in progress [1]	$1,024,312	$378,957
Machinery and equipment	3,462	2,638
Finance lease right-of-use assets	19,912	19,948
Other	-	1,116
Total mineral properties, plant and equipment	1,047,686	402,659
Accumulated depreciation	(7,185)	(3,711)
Mineral properties, plant and equipment, net	$1,040,501	$398,948

1 At September 30, 2025, includes prepaid construction costs of $84,849 and deposits on long-lead equipment of $211,660, all related to Thacker Pass. In addition, amount includes capitalized amounts for deferred interest on the Notes of $9,748, discount amortization of $6,037 on the Notes and PPA and $3,122 of interest on other loans.

During the three and nine months ended September 30, 2025, stock-based compensation related to restricted share units (“RSUs”) of $365 and $991, respectively, was capitalized to Thacker Pass (2024 - $661 and $1,851). During the three and nine months ended September 30, 2024, stock-based compensation related to performance share units (“PSUs”) of $60 and $179, respectively, was capitalized to Thacker Pass.

4.
ACCRUED LIABILITIES

Accrued liabilities are comprised of the following items:

	September 30, 2025	December 31, 2024
Trade accruals	$49,251	$43,621
Employee-related benefits	1,259	8,143
Total	$50,510	$51,764

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

5.
LEASE LIABILITIES

Leases liabilities include the following:

	September 30, 2025	December 31, 2024
Finance leases
Vehicle and equipment leases	$4,770	$4,782
Operating leases
Office leases	761	963
Land lease	72	71
Current portion of lease liabilities	$5,603	$5,816

Finance leases
Vehicle and equipment leases	$10,655	$14,230
Operating leases
Office leases	257	787
Land lease	1,820	1,804
Non-current portion of lease liabilities	$12,732	$16,821

6.
JOINT VENTURE WITH GENERAL MOTORS

On October 15, 2024, the Company and GM entered into an investment agreement (“GM Investment Agreement”) to establish a joint venture (the “JV”) for the purpose of funding, developing, constructing and operating Thacker Pass as described in Note 4 to the Fiscal 2024 Annual Financial Statements. As of the closing of the JV on December 20, 2024, the Company owns a 62% majority equity interest in the JV and operates the JV through its majority voting rights and a management services agreement under which the Company provides executive level, administrative and other services to the JV. GM owns a 38% interest in the JV (Note 15).

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

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The net assets, respective interests and non-controlling interest of Lithium Nevada Ventures as of September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Assets	$1,250,967	$888,486
Liabilities	(144,162)	(71,813)
Net assets	$1,106,805	$816,673

GM's non-controlling interest	$420,587	$310,336
The Company's controlling interest	686,218	506,337
Net assets	$1,106,805	$816,673

Non-controlling interest in Lithium Nevada Ventures
Balance at beginning of period	$310,336	$-
On initial recognition as at December 20, 2024	-	310,441
GM FID capital contribution	110,804	-
Capital contribution to Lithium Nevada Ventures LLC	2,550	-
Non-controlling interests share of loss [1]	(3,103)	(105)
Balance at end of period	$420,587	$310,336
1
The Company allocates income and net assets between the controlling and non-controlling interests based on a hypothetical liquidation at book value.

The assets of the JV, including cash of $218,016 and $452,293 at September 30, 2025 and December 31, 2024, respectively, can only be used to settle the obligations of the JV and are not available to the Company for general corporate purposes. On August 5, 2025, the $195,000 Letter of Credit (“LC Facility“) was released by GM to the Company. On October 7, 2025, the Company and GM entered into an amendment to GM’s Phase 1 lithium offtake agreement (Note 15).

The Company’s maximum exposure to loss includes (i) the carrying value of the Company’s interest as shown above; (ii) upon funding of the DOE Loan, (a) all costs necessary to achieve completion of construction of Thacker Pass; and, (b) all outstanding borrowings and interest thereon under the $2.26 billion DOE loan ($nil outstanding at September 30, 2025 and December 31, 2024); and (iii) costs associated with the management services agreement and incentive compensation for personnel involved in the JV, to the extent such amounts cannot be supported by the operations of the JV (immaterial as at September 30, 2025 and December 31, 2024). On October 7, 2025, agreements under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program were modified and the total DOE Loan amount decreased to $2.23 billion; additionally, on October 20, 2025, the Company received its first drawdown of $435 million on the DOE Loan (Note 15).

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

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

At closing, Orion paid $217,075 (an aggregate initial investment of $220,000 less an original issuance discount of $2,925). Orion has committed to purchase an additional $30,000 in aggregate principal amount of Notes within two years (the “Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company. As of September 30, 2025, the Company had not issued the Delayed Draw Notes.

On April 1, 2025, the Company allocated the proceeds of the Orion Investment as follows:

Convertible Debt	$94,875
Embedded Derivative - conversion feature	97,200
Less: deferred transactions costs	(4,274)
Total proceeds allocated to the Convertible Debt	$187,801

Production Payment Agreement	25,000
Less: deferred transactions costs	(1,047)
Total proceeds allocated to the Production Payment Agreement	$23,953

The following reconciliation includes initial recognition of the components of the Orion Investment and activity to September 30, 2025:

	Convertible Debt				Production Payment
	Principal	Unamortized Discount	Embedded Derivative	Total Convertible Debt	Principal
Initial recognition on April 1, 2025	$195,000	$(104,399)	$97,200	$187,801	$23,953
Deferred interest cost	4,815	-	-	4,815	-
Discount amortization	-	1,047	-	1,047	1,775
Change in fair value recognized in statement of loss	-	-	(6,762)	(6,762)	-
Balance, June 30, 2025	$199,815	$(103,352)	$90,438	$186,901	$25,728
Deferred interest cost	4,933	-	-	4,933	-
Discount amortization	-	1,308	-	1,308	1,907
Change in fair value recognized in statement of loss	-	-	193,843	193,843	-
Balance, September 30, 2025	$204,748	$(102,044)	$284,281	$386,985	$27,635

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

The effective interest was 26.4% and 27.1% for the Notes and PPA, respectively, for the three and nine months ended September 30, 2025. On October 10, 2025 and October 28, 2025, Orion exercised its conversion option for a total of $97,500 of the principal amount of the Notes (Note 15).

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

	September 30, 2025	December 31, 2024
Production Payment Agreement	$27,635	$-
Royalty	21,049	20,715
Total	$48,684	$20,715

8.
STOCKHOLDERS’ EQUITY

Common stock – At-the-Market Program

On May 15, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $100 million (or the equivalent in Canadian dollars) (the “May 2025 ATM Program”). As of September 30, 2025, the Company had sold 22,266 common shares pursuant to the May 2025 ATM Program at an average price of $3.05 per share, for aggregate net proceeds of $66,065.

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

10.
GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the Company’s general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries, benefits and directors’ fees[1]	$2,285	$1,910	$7,042	$6,177
Stock-based compensation	1,657	1,442	4,309	4,345
Professional fees	1,950	1,044	4,648	2,579
Office and administration	2,547	1,020	5,550	3,019
Other	1,265	546	2,520	2,055
Total	$9,704	$5,962	$24,069	$18,175
1
The Company granted DSUs accrued at December 31, 2024 during the nine months ended September 30, 2025, resulting in a charge to additional paid-in capital of $515.
11.
TRANSACTION COSTS

The Company has expensed transaction costs in relation to the following transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
DOE Loan	$-	$1,254	$150	$2,964
GM's non-controlling interest related to the JV	-	-	8,958	-
Convertible debt Embedded Derivative	-	-	4,379	-
Other financing activities	643	4,807	4,795	5,278
Total	$643	$6,061	$18,282	$8,242

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

12.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
Interest received on cash deposits	$4,346	$10,806
Interest paid	$(1,045)	$(6)

Non-cash investing and financing activities
Total non-cash changes to mineral properties, plant and equipment composed of:	$119,358	$10,377
Capitalization of stock-based compensation	991	3,599
Capitalization of depreciation	3,628	558
Capitalization of interest on the Orion Investment	15,785	-
Capitalization of non-cash interest	333	(142)
Deposits on long-lead equipment and other long-term prepaids	24,058	-
Other non-cash transactions including working capital changes	74,563	6,362
Right-of-use assets obtained in exchange for new operating lease liabilities	$34	$719

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

(b)
Measurement of fair value

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified in the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The fair value hierarchy establishes three levels to classify the significance of inputs to valuation techniques used in making fair value measurements of all financial assets and liabilities. At September 30, 2025 and December 31, 2024, there were no financial assets and financial liabilities measured and recognized at fair value on a non-recurring basis subsequent to initial recognition.

The following table identifies the Company’s financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. The carrying value is equal to the fair value at each date reported.

		Fair Value at
	Category	September 30, 2025	December 31, 2024
Financial assets
Investment in Green Technology Metals Limited [1]	Level 1	$308	$537
Investment in Ascend Elements, Inc. [2]	Level 3	5,054	3,615
		$5,362	$4,152
Financial liabilities
Embedded Derivative - conversion feature (Note 7) [3]	Level 3	$284,281	$-

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

1
A gain on change in fair value of $143 (2024 - gain of $146) and a loss on change in fair value of $229 (2024 - $1,751) was recognized in the condensed consolidated interim statements of loss for the three and nine-month periods ended September 30, 2025, respectively.
2
As Ascend Elements is a private company, there is no observable market data to use, which results in this equity investment being classified as without readily determinable fair value. The fair value was based on a review of Ascend Elements’ business development, financings and trends in the share prices of other companies in the same industry sector. A gain on change in fair value of $3,268 (2024 - loss of $1,562) and a gain on change in fair value of $1,439 (2024 - loss of $4,137), respectively, was recognized in the condensed consolidated interim statements of loss for the three and nine-month periods ended September 30, 2025.
3
The fair value of the conversion derivative was determined using a Partial Differential Equation method with the following inputs and assumptions at September 30, 2025: expected volatility of 45%, share price of $5.71, risk-free rate of 3.7%, and no expected dividends. The fair value at inception on April 1, 2025 was determined using the following inputs: expected volatility of 35.2%, share price of $2.76, risk-free rate of 3.9%, and no expected dividends. A loss on change in fair value of $187,081 and a loss on change in fair value of $193,843 was recognized in the condensed consolidated interim statements of loss for the three and nine-month periods ended September 30, 2025, respectively (Note 7).

The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of September 30, 2025 and December 31, 2024, this includes the following:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Royalty obligation (Note 7) [1]	$21,049	$12,769	$20,715	$15,563
Production payment obligation (Note 7) [2]	27,635	30,077	-	-
Convertible Debt host (Note 7) [3]	102,704	111,292	-	-
Total	$151,388	$154,138	$20,715	$15,563

1
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 26.4% at September 30, 2025 (December 31, 2024 - 12.3%).
2
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with the following inputs and assumptions: average lithium production of 41,500 tonnes per year, average lithium price of $15,082 and discount rate of 27.1%.
3
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 26.4%.

During the three months ended September 30, 2024, a gain on change in fair value of $150 associated with a previous fair-valued liability was recognized in the condensed consolidated interim statements of loss. During the nine months ended September 30, 2024, a gain on change in fair value of $138 was recognized. This liability was derecognized on October 15, 2024.

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

	2025	2026	2027	2028	2029	Thereafter
Long-lead equipment	$22,665	$-	$-	$-	$-	$-
Infrastructure	-	-	3,413	20,477	20,477	227,016
Service contracts	50,981	38,386	27,158	4,755	-	-
Other	-	518	5,860	1,906	753	5,250
Total	$73,646	$38,904	$36,431	$27,138	$21,230	$232,266

15.
SUBSEQUENT EVENTS

Common Stock – At-the-Market Program

On October 1, 2025, the Company completed the May 2025 ATM Program and sold 4,656 common shares at an average price of $6.90 per share, for aggregate net proceeds of $31,710 after sales agent’s commission and other expenses.

On October 8, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250 million (the “October 2025 ATM Program”). As of October 14, 2025, the Company completed the October 2025 ATM Program and sold 30,525 common shares at an average price of $8.19 per share, for net proceeds of $246,383 after sales agent’s commission and other expenses.

DOE ATVM Loan Program

On October 7, 2025, the Company and the U.S. Department of Energy (the “DOE”) entered into an omnibus waiver, consent and amendment (the “OWCA”) for certain amendments to the Company’s loan agreement provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”), executed October 28, 2024, and amended December 20, 2024. Key changes to the DOE Loan as a result of the OWCA include:

•
Under the OWCA, maximum borrowings under the DOE Loan decreased from $2.26 billion to $2.23 billion as the previous capitalized interest during construction amount of $289.6 million was reduced to $256.0 million. The DOE Loan principal remained the same at $1.97 billion.
•
The DOE has agreed to defer $184 million of scheduled debt service obligations under the DOE Loan which were to occur in the first five years of loan repayment, with the total deferred balance reallocated across the remaining payment periods to maturity.
•
Within 60 days of execution of the OWCA, the Company will issue to the DOE: (a) warrants to purchase common shares of the Company for a 5% equity stake in the Company at an exercise price of $0.01 per share (the “LAC Warrants”) and (b) warrants to purchase a non-voting, non-transferable equity interest of the JV for a 5% economic stake in the JV (the “JV Units”) at an exercise price of $0.01 per unit (the “JV Warrants”). The LAC Warrants, the JV Warrants and the JV Units remain subject to customary conditions to be finalized through definitive documents and corporate approvals.
•
The Company will contribute an additional $120 million to DOE Loan reserve accounts, to be funded within 12 months of the effective date of the OWCA.
•
In the event that the DOE exercises the JV Warrants in full, the JV economic interests will (prior to funding of the additional $120 million reserve accounts discussed above) be 59% held by Lithium Americas, which will continue

LITHIUM AMERICAS CORP. (FORMERLY 1397468 B.C. LTD.)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

to be the manager of the Project, 36% by GM and 5% by the DOE, with voting interest in the JV remaining 62% for Lithium Americas and 38% for GM. GM will have a call right to purchase, or cause the JV to purchase, the JV Warrants or, if the JV Warrants have been exercised by the DOE, the DOE’s JV Units (the “Call Right”) following Thacker Pass achieving substantial completion if a price can be agreed upon between GM and the DOE at the time of the Call Right. If GM and the DOE cannot agree on the price to exercise the Call Right, the JV Warrants or the DOE’s JV Units, as applicable, will be exchanged for common equity in the Company pursuant to a conversion ratio agreed upon by the DOE, GM and the Company, (the “LAC Warrant Conversion Rate”). The DOE will have a put right to cause GM to elect to either (i) purchase, or cause the JV to purchase, the DOE’s JV Warrants or DOE’s JV Units, as applicable at fair market value or (ii) cause the DOE’s JV Warrants or DOE’s JV Units, as applicable, to convert to shares of common equity in the Company at the then applicable LAC Warrant Conversion Rate. The DOE will also be granted the right to have an appointed representative as an observer at the JV Board meetings for so long as the DOE holds JV Warrants, or JV Units.
•
The Company and GM entered into an amendment to GM’s Phase 1 lithium offtake agreement. The amendment permits the JV to enter into additional third-party offtake agreements for certain remaining production volumes not forecasted to be purchased by GM for the first five years of Phase 1 production volume.

On October 20, 2025, the Company received its first drawdown of $435 million from the DOE Loan.

Convertible Debt Conversion

On October 10, 2025 and October 28, 2025, Orion exercised its conversion option for a total of $97,500 of the principal amount of the Notes in accordance with the terms of the agreement (Note 7). As a result, the Company issued an aggregate total of 25,794 common shares to Orion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the Company’s unaudited condensed consolidated interim financial statements and notes thereto for the three and nine months ended September 30, 2025 and audited consolidated financial statements for the years ended December 31, 2024 and 2023 (“FY 2024” and “FY 2023,” respectively), together with the notes thereto. The financial information contained in this MD&A is derived from the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used, please refer to the discussion under “Use of Non-GAAP Financial Measures and Reconciliations.” This item should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto included in this Form 10-Q.

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

The condensed consolidated financial statements reflect (i) the activities of the Company from and after the Separation (as defined below) and (ii) the activities of LAC North America (as defined below) on a “carve-out” basis prior to that date. Prior to the Separation, LAC North America did not operate as a separate legal entity. The assets, liabilities and results of operations prior to October 3, 2023 represent those specifically identifiable to LAC North America (as defined below) including assets, liabilities and expenses relating to Thacker Pass, specified investments, transactions and balances arising from an original investment from General Motors Holdings LLC (“GM”), as well as an allocation of certain costs relating to the management of those relevant assets, liabilities and results of operations. Such costs have been allocated from the shared corporate expenses of Lithium Americas Corp. (“Old LAC”) based on the estimated level of involvement of Old LAC management and employees with LAC North America.

The Company’s fiscal year is the 12-month period ending December 31. All references to “Q3 2025” and “Q3 2024” are to the fiscal quarters for the three-month periods ended September 30, 2025 and September 30, 2024 respectively. All references to “YTD Q3 2025” and “YTD Q3 2024” are to the nine-month periods ended September 30, 2025 and September 30, 2024, respectively. Amounts stated in this MD&A are in United States dollars, unless otherwise indicated.

COMPANY BACKGROUND

Lithium Americas Corp. (the “Company”) is principally focused on development of Thacker Pass (“Thacker Pass” or the “Project”) a sedimentary-based lithium deposit located in the McDermitt Caldera in Humboldt County in north-western Nevada, U.S. Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between GM and the Company (together, the “JV Partners”). The Company owns a 62% interest in Thacker Pass and will manage the Project, and GM owns a 38% interest in Thacker Pass. The JV is consolidated in the condensed consolidated financial statements of the Company.

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

The Company’s head office and principal address is Suite 3260, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

Q3 2025 PROJECT AND CONSTRUCTION HIGHLIGHTS

•
During the quarter ended September 30, 2025, $145.9 million of construction capital costs and other project-related costs were capitalized. As of September 30, 2025, a total of $720.0 million of construction capital costs and other project-related costs have been capitalized.
•
The Company continues to progress major construction at Thacker Pass. Mechanical completion of the Phase 1 processing plant is targeted for late 2027.
o
Engineering design surpassed 80% design complete as of September 30, 2025, and is expected to surpass 90% design complete by year end 2025. The higher level of detailed engineering at the early stages of construction helps to de-risk execution in terms of Project schedule and cost.
o
On site at Thacker Pass, the first steel columns have been installed, and permanent plant roads and entrances, as well as laydown yards to store long-lead equipment have been completed.
o
The fabrication yard in Winnemucca has received steel for pre-assembled pipe-rack sections.
o
The Company has entered into certain purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. As of September 30, 2025, approximately $430 million has been committed.
o
Major long-lead equipment and a substantial amount of other equipment and construction materials are expected to be delivered to either Thacker Pass or the fabrication yard in Winnemucca throughout the first quarter of 2026. Most of this equipment and construction material is sourced from Canada, China, India, UAE, Turkey and the European Union, and may be subject to tariffs. The Company has been working toward limiting the effect of any potential tariffs on our construction supply chain, with approximately 75% of the total capital project cost structure related to labor, contractors and other services not expected to be directly affected by any potential tariffs.
•
As of September 30, 2025, there were approximately 550 manual craft and 150 additional site workers, for a total of approximately 700 personnel on site. This is expected to increase to approximately 1,000 site personnel by the end of 2025 and approximately 1,800 at peak construction. Placement of housing modules at the Company’s all-inclusive housing facility for construction workers in Winnemucca (the “Workforce Hub” or “WFH”) is complete and the occupancy permit was received for the first phase. The first residents took occupancy in late September 2025.

Q3 2025 AND SUBSEQUENT TO Q3 2025 FINANCIAL AND CORPORATE HIGHLIGHTS

•
As of September 30, 2025, the Company had $385.6 million in cash and restricted cash.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

•
On October 1, 2025, the Company completed the at-the-market equity program established on May 15, 2025 (the “May 2025 ATM Program”). The Company sold an aggregate total of 26.922 million common shares pursuant to the May 2025 ATM Program.
o
During Q3 2025, the Company sold and issued 18.905 million common shares at an average price of $3.10 per share pursuant to the May 2025 ATM Program, for aggregate net proceeds of $57.5 million after sales agent’s commission and other expenses.
o
Subsequent to September 30, 2025, the Company sold and issued 4.656 million common shares at an average price of $6.90 per share pursuant to the May 2025 ATM Program, for aggregate net proceeds of $31.7 million after sales agent’s commission and other expenses.
•
On October 7, 2025, the Company and the DOE entered into an omnibus waiver, consent and amendment (the “OWCA”) for certain amendments to the Company’s previously announced U.S. Department of Energy (the “DOE”) Loans Program Office (“LPO”) under the Advanced Technology Vehicles Manufacturing (“ATVM”).
o
The expected total loan amount decreased to $2.23 billion (the “DOE Loan”) due to estimated capitalized interest during construction decreasing to $256 million, while the DOE Loan principal remained the same at $1.97 billion. The interest rate that will be applied to amounts drawn under the DOE Loan remains unchanged at the applicable long-dated U.S. Treasury rate from the date of each draw with 0% spread. The DOE Loan tenor is approximately 23 years from date of First Draw.
o
The DOE has agreed to defer $184 million of scheduled debt service obligations under the DOE Loan which were to occur in the first five years of loan repayment, with the total deferred balance reallocated across the remaining payment periods to maturity.
o
Within 60 days of execution of the OWCA, the Company will issue to the DOE: (a) warrants to purchase common shares of the Company for a 5% equity stake in the Company at an exercise price of $0.01 per share (the “LAC Warrants”) and (b) warrants to purchase a non-voting, non-transferable equity interest of the JV for a 5% economic stake in the JV (the “JV Units”) at an exercise price of $0.01 per unit (the “JV Warrants”). The LAC Warrants, the JV Warrants and the JV Units remain subject to customary conditions to be finalized through definitive documents and corporate approvals.
o
The Company will contribute an additional $120 million to DOE Loan reserve accounts, to be funded within 12 months of the OWCA.
o
In addition, the Company and General Motors Holding LLC (“GM”), the Company’s joint venture (the “JV”) partner in Thacker Pass, entered into an amendment to GM’s lithium offtake agreement to provide additional support to the Project. The amendment permits the JV to enter into additional third-party offtake agreements for certain remaining production volumes not forecasted to be purchased by GM for the first five years of Phase 1.
•
On October 8, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250 million (the “October 2025 ATM Program”). Use of net proceeds for the October 2025 ATM Program includes general corporate purposes, which may include funding a portion of the $120 million reserve account required by the DOE Loan, funding of corporate and project overhead expenses, financing of capital expenditures, repayment of indebtedness and additions to working capital.
o
The October 2025 ATM Program was completed on October 14, 2025. The Company issued and sold an aggregate total 30.525 million common shares at an average price of $8.19 per share pursuant to the October 2025 ATM Program, for aggregate net proceeds of $246.4 million after sales agent’s commission and other expenses.
•
On October 10, 2025 and October 28, 2025, fund entities managed by Orion Resource Partners LP (collectively “Orion”), the holder of $195 million unsecured convertible notes (the “Notes”) issued on April 1, 2025, elected to convert a total of $97.5 million in accordance with the terms of the Notes. As a result, the Company issued an aggregate total of 25.79 million common shares of the Company to Orion. Following the conversions, total future interest payable under the Notes has been reduced pro rata.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

•
On October 20, 2025, the Company received its first drawdown of $435 million on the DOE Loan.

MATERIAL RELATIONSHIPS AND RELATED AGREEMENTS

DOE ATVM Loan Program

On October 28, 2024, the Company closed the $2.26 billion DOE Loan from the U.S. DOE Loan Programs Office under the ATVM Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. The $2.26 billion DOE Loan included principal of $1.97 billion and capitalized interest during construction, which was estimated to be $290 million over a three-year period. The DOE Loan tenor is approximately 23 years from date of first draw with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury, rates without any additional credit spread.

On October 7, 2025, the Company and the DOE entered into an OWCA for certain amendments to the DOE Loan. The DOE has agreed to defer $184 million of scheduled debt service obligations under the DOE Loan from the first five years of loan repayment to the remaining years of loan maturity. Within 60 days of execution of the OWCA, the DOE will receive: (a) a 5% equity stake in the Company through warrants to purchase common shares of the Company at an exercise price of $0.01 per share (the “LAC Warrants”) and (b) a 5% economic stake in the JV through warrants to purchase a non-voting, non-transferable equity interest of the JV (the “JV Units”) at an exercise price of $0.01 per unit (the “JV Warrants”). The LAC Warrants, the JV Warrants and the JV Units remain subject to customary conditions to be finalized through definitive documents and corporate approvals. In addition, the Company will contribute an additional $120 million to DOE Loan reserve accounts, to be funded within 12 months of the OWCA.

The expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256 million, due to a lower projected interest rate of 5.0%. The DOE Loan principal remained the same at $1.97 billion. The interest rate that will be applied to amounts drawn under the DOE Loan remains unchanged at the applicable long-dated U.S. Treasury rate from the date of each draw with 0% spread. The DOE Loan tenor remains approximately 23 years from date of First Draw.

The Company intends to rely upon the exemption set forth in Section 602.1 of the TSX Company Manual, which provides that the TSX will not apply its standards to certain transactions involving eligible interlisted issuers on a recognized exchange.

Lithium Americas has guaranteed the full and timely payment of costs to complete the construction of Thacker Pass and has guaranteed payment of any amounts borrowed under the DOE Loan. Other key terms include customary covenants and events of default for a project finance loan facility.

On October 20, 2025, the Company received its first drawdown of $435 million on the DOE Loan.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

On October 15, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with GM to establish a JV with GM for the purpose of funding, developing, constructing and operating Thacker Pass (the “JV Transaction”). Prior to closing the JV Transaction on December 20, 2024, the Company transferred its interest and certain other assets into Lithium Nevada Ventures. In connection with the JV Transaction, the Company also closed an amendment to the DOE Loan on December 20, 2024 to accommodate changes relating to the JV Transaction.

Under the terms of the Investment Agreement, GM acquired a 38% asset-level ownership stake in Thacker Pass for $625 million in total cash and letters of credit, including $430 million of direct cash funding to the JV to support the construction of Phase 1 and a $195 million letter of credit facility (“LC Facility”) that can be used as collateral to support reserve account requirements under the DOE Loan. The key terms of the JV Transaction are summarized below:

•
Lithium Americas has a 62% interest in Thacker Pass and manages the Project on behalf of the JV Partners.
•
GM has a 38% interest in Thacker Pass and has committed $625 million in cash and letters of credit to the JV:
o
$330 million cash was contributed to the JV upon closing of the JV on December 20, 2024;
o
$100 million cash was contributed to the JV at FID for Phase 1 on April 1, 2025; and
o
$195 million LC Facility has been released by GM to the Company on August 5, 2025.
•
Lithium Americas has contributed nearly $330 million of cash to the JV for its 62% ownership in Thacker Pass:
o
$138 million was contributed to the JV upon closing of the JV on December 20, 2024; and
o
$191.6 million was contributed to the JV at FID for Phase 1 on April 1, 2025.
•
The LC Facility provided by GM to the JV as part of its consideration for its equity interest will have no interest, a maturity consistent with the DOE Loan and, will be withdrawn once replaced with cash that is generated by Thacker Pass.
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

On October 7, 2025, in connection with the entry into the OWCA, the Company and GM agreed to amend the Offtake Agreement as follows: (i) the delivery dates for the “Annual Purchase Forecast” and “Annual Production Forecast” will be accelerated by two months; (ii) the forecast period for the first five years of phase one will be extended from two years to three years, with the second and third years remaining non-binding; (iii) the LAC-GM Joint Venture will be required to prioritize GM’s volume requirements; (iv) for the first five years of phase one, the LAC-GM Joint Venture may enter into firm volume commitments with third parties, subject to a cap based on the difference between the Annual Production Forecast and GM’s Annual Purchase Forecast, and the cap will be 100% of the difference in the first year, 80% in the second year, and 60% in the third year, (v) GM’s Annual Purchase Forecast will be capped at 20% year-over-year growth during the aforementioned period; (vi) after the first five years, (x) the forecast period will revert to two years, with the second year being non-binding and will include no cap on GM’s Annual Purchase Forecast, and (y) third-party commitments will be capped at 100% of the difference between forecasts in the first year and 50% in the second year of such forecasts; and (viii) if GM relinquishes volumes in non-binding forecast periods but later demonstrates a need for those volumes and incurs higher costs as a result of third-party purchases, GM will be entitled to a “profit true-up” equal to the volume procured multiplied by the difference between the third-party pricing and the implied JV pricing.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

In the event that the DOE exercises the JV Warrants in full, the JV economic interests will (prior to funding of the additional $120 million reserve accounts discussed above) be 59% held by Lithium Americas, which will continue to be the manager of the Project, 36% by GM and 5% by the DOE, with voting interest in the JV remaining 62% for Lithium Americas and 38% for GM. GM will have a call right to purchase, or cause the JV to purchase, the JV Warrants or, if the JV Warrants have been exercised by the DOE, the DOE’s JV Units (the “Call Right”) following Thacker Pass achieving substantial completion if a price can be agreed upon between GM and the DOE at the time of the Call Right. If GM and the DOE cannot agree on the price to exercise the Call Right, the JV Warrants or the DOE’s JV Units, as applicable, will be exchanged for common equity in the Company pursuant to a conversion ratio agreed upon by the DOE, GM and the Company, (the “LAC Warrant Conversion Rate”). The DOE will have a put right to cause GM to elect to either (i) purchase, or cause the JV to purchase, the DOE’s JV Warrants or DOE’s JV Units, as applicable at fair market value or (ii) cause the DOE’s JV Warrants or DOE’s JV Units, as applicable, to convert to shares of common equity in the Company at the then applicable LAC Warrant Conversion Rate. The DOE will also be granted the right to have an appointed representative as an observer at the JV Board meetings for so long as the DOE holds JV Warrants, or JV Units.

Orion Resource Partners

On April 1, 2025, the Company closed the strategic investment of $250 million from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), for the development and construction of Phase 1 of Thacker Pass (“Orion Investment”).

Orion purchased senior unsecured convertible notes in the aggregate and principal amount of $195 million (the “Notes”) and entered into a Production Payment Agreement (“PPA”) whereby Orion paid the Company $25 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass (together, the Notes and PPA represent an aggregate initial investment of $220 million). Orion has committed to purchase an additional $30 million in aggregate principal amount of Notes within two years (the "Delayed Draw Notes"), subject to the satisfaction of certain conditions precedent, upon request by the Company.

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

On October 10, 2025 and October 28, 2025, Orion elected to convert a total of $97.5 million in accordance with the terms of the Notes. As a result, the Company issued an aggregate total of 25.79 million common shares of the Company to Orion. Following the conversions, total future interest payable under the Notes has been reduced pro rata.

Lithium Americas has granted Orion the right to designate an Independent Engineer and an Independent Environmental and Social Consultant to a technical committee of the Company’s management team to monitor development.

RESULTS OF OPERATIONS

The selected consolidated financial information set out below has been derived from the Company's audited consolidated annual financial statements and unaudited condensed consolidated interim statements and should be read in conjunction with those consolidated financial statements and the related notes thereto.

The Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

The following table provides a summary of the Company’s condensed consolidated results of operations for YTD Q3 2025 compared with YTD Q3 2024:

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

	For the Nine Months Ended September 30,		Increase/
(in US$ millions except for share amounts)	2025	2024	(decrease)
General and administrative expenses	$24.1	$18.2	$5.9
Transaction costs	18.3	8.2	10.1
Loss on financial instruments measured at fair value	185.9	5.8	180.1
Other income	(4.3)	(11.0)	(6.7)
Net loss	223.9	21.4	202.5
Net loss attributable to LAC stockholders	220.8	21.4	199.4
Net loss per share – basic and diluted attributable to common stockholders	(0.98)	(0.11)	0.87

General and administrative expenses for YTD Q3 2025 increased to $24.1 million (YTD Q3 2024 - $18.2 million), due mainly to increased hiring, professional fees and office and administration fees to support increased activities related to ongoing construction at Thacker Pass and increased reporting obligations associated with the DOE Loan and formation of the JV.

Transaction costs for YTD Q3 2025 increased to $18.3 million (YTD Q3 2024 - $8.2 million), which is due mainly to advisory and professional fees associated with the Orion Investment and advisory fees due upon achieving FID for Thacker Pass Phase 1. Transaction costs in YTD Q3 2024 primarily related to negotiating and advancing towards closing the DOE Loan.

The loss on financial instruments measured at fair value is comprised of changes in the fair value of the embedded derivative associated with the Notes (the “Embedded Derivative”) and the Company’s investments in GT1 and Ascend Elements. As the Notes include a potential partial cash settlement feature, the Company recognized the Embedded Derivative, which is measured at fair value at each balance sheet date. A loss on change in the fair value of the Embedded Derivative of $187.1 million was recognized for the period from the April 1, 2025 inception date to September 30, 2025. This non-cash loss represents the movement in the fair value of the Embedded Derivative and primarily reflects the impact of the increase in the Company’s share price from $2.76 on April 1, 2025 to $5.71 at September 30, 2025. For the GT1 investment, a loss on change in fair value of $0.2 million for YTD Q3 2025 (YTD Q3 2024 - loss of $1.8 million) was recognized, reflecting the publicly-listed share price of GT1 at these respective dates. For the Ascend Elements investment, a gain on change in fair value of $1.4 million for YTD Q3 2025 (YTD Q3 2024 - loss of $4.1 million), was recognized, reflecting the increase in share prices of public companies in the same sector as Ascend Elements during Q3 2025.

Other income of $4.3 million for YTD Q3 2025 decreased when compared with $11.0 million for YTD Q3 2024, which was due mainly to higher balances invested in interest generating investments in YTD Q3 2024 compared with YTD Q3 2025.

The Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

The following table provides a summary of the Company’s condensed consolidated results of operations for Q3 2025 compared with Q3 2024:

	Three Months Ended September 30,		Increase/
(in US$ millions except for share amounts)	2025	2024	(decrease)
General and administrative expenses	$9.7	$6.0	$3.7
Transaction costs	0.6	6.1	(5.5)
Loss on financial instruments measured at fair value	190.4	1.3	189.1
Other income	(1.6)	(5.0)	(3.4)
Net loss	199.2	8.5	190.7
Net loss attributable to LAC stockholders	197.7	8.5	189.2
Net loss per share – basic and diluted attributable to common stockholders	(0.83)	(0.04)	(0.79)

General and administrative expenses for Q3 2025 increased to $9.7 million (Q3 2024 - $6.0 million), due mainly to increased hiring, professional fees, office and administration fees, and investor and public relations fees, to support increased activities

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

related to ongoing construction at Thacker Pass and increased reporting obligations associated with the DOE Loan and formation of the JV.

Transaction costs for Q3 2025 decreased to $0.6 million (Q3 2024 - $6.1 million). Transaction costs in Q3 2024 primarily related to negotiating and advancing towards closing the DOE Loan.

The loss on financial instruments measured at fair value includes changes in the fair value of the Embedded Derivative and the Company’s investments in GT1 and Ascend Elements. The loss on change in the fair value of the Embedded Derivative of $193.8 million was recognized for Q3 2025. This non-cash loss represents the movement in the fair value of the Embedded Derivative and primarily reflects the impact of the increase in the Company’s share price from $2.68 at June 30, 2025 to $5.71 at September 30, 2025. For the GT1 investment, a gain on change in fair value of $0.1 million for Q3 2025 (Q3 2024 - gain of $0.1 million) was recognized. For the Ascend Elements investment, a gain on change in fair value of $3.3 million for Q3 2025 (Q3 2024 - loss of $1.6 million) was recognized, reflecting the increase in share prices of public companies in the same sector as Ascend Elements during Q3 2025.

Other income of $1.6 million for Q3 2025 decreased compared with $5.0 million for Q3 2024, which was due mainly to higher balances invested in interest generating investments in Q3 2024 compared with Q3 2025.

Selected financial position information

(in US$ millions)	September 30, 2025	December 31, 2024	Increase/ (decrease)
Cash and restricted cash	$385.6	$594.2	$(208.6)
Mineral properties, plant and equipment, net	1,040.5	398.9	641.6
Total assets	1,451.5	1,044.9	406.6
Total liabilities	555.3	99.6	455.7
Total long-term liabilities	452.2	41.3	410.9

In YTD Q3 2025, total assets increased due mainly to a $641.6 million increase in Mineral properties, plant and equipment (“MPP”) offset by a $208.6 million decrease in cash. MPP increased due mainly to continued development of Thacker Pass, including costs associated with completion of the first phase of the WFH, engineering, procurement of raw materials, payments towards long-lead equipment as well as continued on-site construction works. In addition, certain interest costs related to Thacker Pass, including interest associated with the Orion Investment, were capitalized in the period. Construction activity and costs have accelerated since the closing of the DOE Loan in October 2024, the creation of the JV in December 2024 and achieving FID for Thacker Pass Phase 1 on April 1, 2025.

Total liabilities increased by $455.7 million due mainly to the Orion Investment, which closed April 1, 2025, resulting in recognition of the Notes, the Embedded Derivative and the PPA, representing an additional $414.6 million of total long-term liabilities at September 30, 2025. In addition, accounts payable increased by $46.3 million as a result of a change in timing of payments as compared to December 31, 2024.

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

The Company believes that it will have sufficient available liquidity to carry out its business plans, including the currently planned development activities at Thacker Pass, for at least the next 12 months. Liquidity includes cash and available borrowing capacity under the DOE Loan. Over the long-term, the Company expects to meet its obligations and fund the development of Thacker Pass through the financings it has secured, which are described below; however, due to the conditions associated with such financings, there can be no assurance that the Company will successfully complete all of its contemplated financing plans. Additionally, the Company may, from time to time, and on an opportunistic basis as market

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

conditions permit, engage in capital markets transactions to provide additional financing to support its capital and operating needs. The Company does not engage in currency hedging to offset any risk of currency fluctuations.

At September 30, 2025, the Company had cash and restricted cash of $385.6 million (December 31, 2024 - $594.2 million) and working capital (non-GAAP) of $285.6 million (December 31, 2024 - $543.9 million). The Company has the following sources of liquidity or capital resources. These transactions are described above in sections Q3 2025 and subsequent to Q3 2025 Financial and Corporate Highlights and Material Relationships and Related Agreements.

Debt

On April 1, 2025, the Company closed the Orion Investment for gross proceeds of $220 million. In addition, subject to certain conditions precedent, Orion agreed to purchase an additional $30 million in Delayed Draw Notes within two years upon request by the Company. On October 15, 2025 and October 28, 2025, Orion exercised its option to convert a portion of the principal of this debt into equity of the Company which will result in lower cash outflows for principal and interest.

On October 28, 2024, the Company closed the $2.26 billion DOE Loan under the ATVM Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. On October 7, 2025, agreements under the ATVM Loan Program were modified and the total DOE Loan amount decreased to $2.23 billion. On October 20, 2025, the Company received its first drawdown of $435 million from the DOE Loan.

Joint Venture with GM

On October 15, 2024, the Company and GM entered into the Investment Agreement to establish the JV for the purpose of funding, developing, constructing and operating Thacker Pass. At September 30, 2025, GM contributed $430 million cash and released the $195 million LC Facility.

At September 30, 2025, the Company's net assets of $896 million included $1,107 million held in the JV (inclusive of GM's non-controlling interest), of which $686 million was held by Lithium Nevada LLC (“LN”). The DOE Loan imposes certain restrictions on the transfer of assets from LN to the Company, including prohibitions on dividend payments and loans from LN to the Company, the making of other payments to the Company, and transfers of any assets comprising part of the collateral package. Exceptions to such restrictions are possible upon the satisfaction of certain conditions, including attainment of certain construction milestones. The DOE Loan also requires LN to maintain a certain amount of working capital (non-GAAP) sufficient to cover project-related costs. Under the terms of the JV there are certain additional restrictions on asset transfers from LN to the Company, including transfers of material assets outside of the ordinary course of business or transfers involving assets with a value of greater than $5 million (subject to certain exceptions, including for sales of lithium in the ordinary course of business or sales of non-productive assets with a value of less than $10 million).

Equity Offerings

The following equity offerings presented a significant source of liquidity for the Company:

On April 22, 2024, the Company completed an underwritten public offering (the “Offering”) for aggregate gross proceeds to the Company of $275 million or net proceeds of approximately $262 million after deducting fees and share issuance costs.

During YTD Q3 2025, the Company entered into the May 2025 ATM Program, under which the Company sold 22.266 million common shares at an average price of $3.05 per share for net proceeds of $66.1 million after sales agents commission and other expenses. The May 2025 ATM Program completed on October 1, 2025, with an additional 4.656 million common shares issued at an average price of $6.90 per share for net proceeds of $31.7 million.

On October 8, 2025, the Company entered into the October 2025 ATM Program, under which the Company sold 30.525 million common shares at an average price of $8.19 per share for net proceeds of $246.4 million after sales agent’s commission and other expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Cash Flow

Cash Flow Highlights	Nine Months Ended September 30,
(in US$ millions)	2025	2024
Cash used in operating activities	$(47.1)	$(4.7)
Cash used in investing activities	(525.7)	(111.7)
Cash provided by financing activities	364.2	262.1
Change in cash, cash equivalents and restricted cash	(208.6)	145.7
Cash, cash equivalents and restricted cash – beginning of period	594.2	195.8
Cash, cash equivalents and restricted cash – end of period	$385.6	$341.5

Operating Activities

Cash used in operating activities during YTD Q3 2025 was $47.1 million, an increase of $42.4 million from YTD Q3 2024, primarily due to changes in working capital (non-GAAP) and increases in general and administrative expenses and transaction costs.

Investing Activities

Cash used in investing activities during YTD Q3 2025 was $525.7 million, an increase of $41.4 million from YTD Q3 2024, primarily reflecting the higher level of construction activity at Thacker Pass. Construction activity increased at Thacker Pass subsequent to the closing of the DOE Loan and JV in the fourth quarter of 2024 and FID on April 1, 2025.

Financing Activities

Cash provided by financing activities during YTD Q3 2025 was $364.2 million, an increase of $102.1 million from YTD Q3 2024. During YTD Q3 2025, net proceeds received from financing transactions included: $211.8 million associated with the Notes and the PPA, $100.0 million contribution from GM to the JV at FID and $66.1 million in net proceeds from the May 2025 ATM Program, partially offset by principal payments for finance lease obligations and deferred financing fees. During YTD Q3 2024, the majority of cash provided by financing activities related to the proceeds from the Offering.

Contractual Obligations

The Company’s contractual obligations, commitments under long-term purchase agreements and other commitments as at September 30, 2025 are disclosed in Notes 5, 7 and 14 to the condensed consolidated interim financial statements for the nine months ended September 30, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

As at September 30, 2025, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

DECOMMISSIONING PROVISION AND RECLAMATION BOND

The carrying value of the liability for decommissioning relating to exploration and development activities at Thacker Pass as at September 30, 2025 is $0.3 million (December 31, 2024 - $0.3 million). The Company has a $1.7 million reclamation bond payable to the BLM guaranteed by a third-party insurance company with $0.3 million accepted and obligated for exploration projects. In February 2025, a $73 million reclamation bond payable to the BLM was put in place for Thacker Pass, which was accepted and obligated in March 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

CRITICAL ACCOUNTING ESTIMATES

The September 30, 2025 condensed consolidated interim financial statements have been prepared in accordance with US GAAP. The preparation of condensed consolidated interim financial statements requires management to make estimates that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are more fully described in Note 2 to the FY 2024 audited consolidated financial statements, the Company has provided below the accounting policies and estimates critical to its business operations and understanding of its financial results.

Also included below are the key judgments and sources of estimation uncertainty that management has determined could have the most significant impact on the amounts recognized in the condensed consolidated interim financial statements for the nine months ended September 30, 2025.

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

Accounting for Joint Venture with GM

The Company determined that the JV is a variable interest entity due to its reliance on additional financing to complete Phase 1 of the development of Thacker Pass. The Company has determined it is the primary beneficiary of the JV due to the relative decision-making power of the parties over the most significant activities of the JV. As a result, the Company has consolidated Lithium Nevada Ventures in its condensed consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

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

USE OF NON-GAAP FINANCIAL MEASURES AND RECONCILIATION

The Company makes reference to certain non-GAAP measures. These measures are not recognized measures under US GAAP, do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those US GAAP measures by providing further understanding of the Company's liquidity from management’s perspective. Accordingly, these measures are not intended to represent, and should not be considered as alternatives to, other performance measures derived in accordance with US GAAP as measures of liquidity. In addition to results determined in accordance with US GAAP, the Company uses “working capital”, a non-GAAP measure. This non-GAAP measure is used to provide investors with a supplemental measure of the Company's liquidity and thus highlight trends in the core business that may not otherwise be apparent when relying solely on US GAAP measures.

“Working capital” is the difference between current assets and current liabilities. It is a financial measure that has been derived from the Company’s condensed consolidated financial statements and applied on a consistent basis as appropriate. Various assets and liabilities fluctuate significantly from month to month depending on short-term liquidity needs. The Company discloses this financial measure because it believes it assists readers in understanding the Company’s financial position and provides further information about the Company’s liquidity to investors.

	September 30, 2025	December 31, 2024	Change
Current assets	$388,627	$602,175	$(213,548)
Less: current liabilities	103,116	58,280	44,836
Working capital (non-GAAP)	$285,511	$543,895	$(258,384)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the annual report on Form 10-K for the year ended December 31, 2024. The Company believes its exposure to market risk has not changed materially since then, except as noted below:

Share Price Risk

The Company’s fair value of the Embedded Derivative will change due to changes in the Company’s share price. The fair value will generally increase as the Company’s share price increases and will generally decrease as the share price decreases.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

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

The Company has resolved or secured judicial dismissal of all legal and regulatory actions and proceedings, which arose in the ordinary course of resource development. On July 30, 2025, the Company finalized a settlement agreement relating to protests involving certain Project-related water rights, and related judicial appeals were subsequently dismissed. There are no current adversarial matters involving the Company or its regulatory authorizations.

Item 1a. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I. Item 1A. Risk Factors of the Company's annual report on Form 10-K for the year ended December 31, 2024 and the Form 10-Q’s for the three months ended March 31, 2025 and June 30, 2025.

Changes in U.S. trade policy and the impact of tariffs and other trade measures could adversely affect the Company's business, results of operations and financial condition.

The Company's business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on June 3, 2025, the U.S. government increased the 25% tariff on steel and aluminum imports announced on March 12, 2025, to 50%. On April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and an additional individualized reciprocal tariff on the countries with which the U.S. has the largest trade deficits, including China and other southeast Asian countries where the Company does business and sources equipment. In August 2025, the U.S. government imposed a 50% tariff on semi-finished copper products and copper-intensive derivative goods from all countries, raised tariffs on all non-USMCA qualified imports from Canada from 25% to 35% and added an additional 25% duty on goods of Indian origin on top of the prevailing 25% reciprocal tariff rate (with some exceptions). Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented and have caused substantial uncertainty and volatility in financial markets. It remains unclear to what extent, upon which countries, and upon which terms, tariffs may be levied.

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

The Company’s ability to continue to draw on the DOE Loan is contingent on meeting specific conditions and covenants, and failure to do so could lead to loan termination or other significant adverse effects

On October 7, 2025, the Company entered into an omnibus waiver, consent and amendment (“OWCA”), by and among Lithium Nevada LLC (the “Borrower”), 1339480 B.C. Ltd. (the “B.C. Corp”), LAC US Corp. (the “LAC JV Member”), Lithium Nevada Venture (the “LAC-GM Joint Venture”), Lithium Nevada Projects LLC (the “Direct Parent”), Citibank, N.A. (the “Collateral Agent”) and the DOE, which became effective October 10, 2025. The OWCA provides for specified waivers, consents and amendments among the parties and, upon effectiveness, resulted in the satisfaction of all conditions to the first advance request under the DOE Loan being satisfied. On October 15, 2025, the Company delivered the first advance certificate and received an advance of $435 million under the DOE Loan on October 20, 2025.

One of the amendments of the OWCA requires that within 60 days of execution of the OWCA, the Company will issue to the DOE the LAC Warrants and the JV Warrants. The LAC Warrants, the JV Warrants and the agreements associated therewith remain subject to the satisfaction of customary conditions, including negotiation of definitive documents and finalization of corporate approvals, the uncertainty of which could lead to financial, accounting and tax impacts on the Company, which could be material.

The Company’s ability to continue to draw down on the DOE Loan and to utilize such funds towards the construction and development of Phase 1 of Thacker Pass is dependent on the satisfaction of the set of conditions set out in the DOE Loan documents customary for financings of a similar nature by the U.S. Government or other public lending institutions. There can be no assurance as to the satisfaction of these conditions.

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

Future sales of the Company’s common shares, or the perception that such sales may occur, may depress the Company’s stock price.

The Company or its shareholders may sell common shares in the future. A substantial number of the Company’s common shares are reserved for issuance upon conversion of notes evidencing the Company’s current indebtedness, upon conversion of warrants and upon vesting of restricted share units. If the Company or its shareholders sell substantial amounts of the Company’s common shares (including shares issued upon the conversion of notes or vesting of restricted share units or other convertible securities) in the public market, or if the market perceives that such sales may occur, the market price of the Company’s common shares could fall and it may become more difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems appropriate. For example, pursuant to the obligations set forth in the Registration Rights Agreement, dated April 1, 2025, by and among the Company and each of the holders set forth on the signature pages thereto, the Company has registered for resale by Orion up to 43,707,080 common shares. Additionally, the Company has committed to issue certain warrants to the DOE, which will be convertible pursuant to their terms into common shares in an amount that may equal up to approximately 13% of the Company’s issued and outstanding common shares. Sales of these common shares (or convertible securities) or of other common shares held by existing shareholders could cause the market price of the Company’s common shares to decline. The Company cannot predict the size of future issuances or sales of the Company’s common shares or the effect, if any, that future issuances and sales of the Company’s common shares will have on the market price of the Company’s common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Refer to described in Part I. Item 4. Mine Safety Disclosures of the Company's annual report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

LITHIUM AMERICAS CORP.
(Registrant)

Date:	November 13, 2025	By:	/s/ Jonathan Evans
Jonathan Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2025	By:	/s/ Luke Colton
Luke Colton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)