Form 10-K
period 2025-12-31
LITHIUM AMERICAS CORP.
filed 2026-03-19
CIK 1966983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission File Number: 001-41788

LITHIUM AMERICAS CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3260 – 666 Burrard Street, Vancouver, BC	V6C 2X8
(Address of Principal Executive Offices)	(Zip Code)

(778) 656-5820

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	LAC	New York Stock Exchange Toronto Stock Exchange

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

The aggregate market value of the registrant’s common shares held by nonaffiliates on June 30, 2025, determined using the per share closing price on the New York Stock Exchange American of $2.68 on that date, was approximately $0.6 billion. The number of the registrant’s common shares, no par value per share, outstanding as at March 18, 2026 was 347,369,613.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the Registrant’s 2026 Annual Stockholders Meeting, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K, including the documents incorporated by reference, contain “forward-looking information” within the meaning of applicable Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively referred to herein as “forward-looking statements” (“FLS”)). All statements, other than statements of historical fact, are FLS and can be identified by the use of statements that include, but are not limited to, words, such as “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “proposes,” “potential,” “target,” “implement,” “schedule,” “forecast,” “intend,” “would,” “could,” “might,” “should,” “believe” and similar terminology, or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. FLS in this annual report, including the documents incorporated by reference, includes, but is not limited to: statements relating to the anticipated sources and uses of funds to complete project financing, statements relating to the JV Transaction (as defined herein) with GM (as defined herein), the DOE Loan (as defined herein), the Orion Investment (as defined herein), the LAC Warrant (as defined herein) and the JV Warrant (as defined herein), including statements regarding satisfaction of draw down conditions on the DOE Loan expectations about the extent to which the JV Transaction, the DOE Loan, including any amendments thereto, the Orion Investment, the LAC Warrant, the JV Warrant and cash on hand would fund the development and construction of the Thacker Pass (as defined herein) on schedule or at all; project de-risking initiatives and the extent to which work to date has de-risked project execution; the expected operations, financial results and condition of the Company; expectations related to the construction build, job creation and nameplate capacity of Thacker Pass as well as other statements with respect to the Company’s future objectives and strategies to achieve these objectives, including the future prospects of the Company; the estimated cash flow, capitalization and adequacy thereof for the Company; the estimated costs of the development of the Thacker Pass Project, including timing, progress, approach, continuity or change in plans, construction, commissioning, expected milestones, anticipated production and results thereof and expansion plans; cost and expected benefits of the transloading terminal; cost and expected benefit of the limestone quarry; anticipated timing to resolve, and the expected outcome of, any complaints or claims made or that could be made concerning the permitting process in the United States for the Thacker Pass Project; the timely completion of environmental reviews and related consultations, and receipt or issuance of permits and approvals, in the United States for the Company’s development and resultant operations; capital expenditures and programs; estimates, and any change in estimates, of the mineral resources and mineral reserves at the Thacker Pass Project; development of mineral resources and mineral reserves; the realization of mineral resources and mineral reserves estimates, including whether certain mineral resources will ever be developed into mineral reserves, and information and underlying assumptions related thereto; government regulation of mining operations and treatment under governmental and taxation regimes; the future price of commodities, including lithium; the creation of a battery supply chain in the United States to support the electric vehicle market; the timing and amount of future production, currency exchange and interest rates; the Company’s ability to raise capital; expected expenditures to be made by the Company on the Thacker Pass Project; statements relating to revised capital cost estimates; ability to produce high purity battery grade lithium products; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the timing, cost, quantity, capacity and product quality of production at Thacker Pass; successful development of Thacker Pass, including successful results from the Company’s testing facility and third-party tests related thereto; statements with respect to the expected economics of Thacker Pass, including capital costs, operating costs, sustaining capital requirements, after tax net present value and internal rate of return, pricing assumptions, payback period, sensitivity analyses, net cash flows and life of mine; anticipated job creation and the completion of the workforce hub; the expectation that the National Construction Agreement (Project Labor Agreement) with North America’s Building Trades Unions for construction of Phase 1 of Thacker Pass will minimize construction risk, ensure availability of skilled labor, address the challenges associated with Thacker Pass’s remote location and be effective in prioritizing employment of local and regional skilled craft workers, including members of underrepresented communities; overarching accessibility to a productive workforce; the expected workforce development training program being prepared with Great Basin College; the Company’s commitment to sustainable development, limiting the environmental impact at Thacker Pass and plans for phased reclamation during the life of mine including use benefits of growth media; ability to achieve capital cost efficiencies; anticipated use of any future proceeds and earnings related to Thacker Pass; anticipated plans regarding the payment or non-payment of dividends, as well as other statements with respect to management’s beliefs, plans, estimates and intentions, and similar statements concerning anticipated future events, results, circumstances, performance or expectations that are not historical facts.

FLS involves known and unknown risks, assumptions and other factors that may cause actual results or performance to differ materially. FLS reflects the Company’s current views about future events, and while considered reasonable by the Company as of the date of this annual report, are inherently subject to significant uncertainties and contingencies. Accordingly, there can be no certainty that they will accurately reflect actual results. Assumptions and other factors upon which such FLS is based include, without limitation: expectations regarding Phase 2 of Thacker Pass, including financing;, and the absence of material adverse events affecting the Company during this time; the ability of the Company to perform conditions and meet expectations regarding the Company’s financial resources and future prospects; the ability to meet future objectives, priorities and anticipated milestones; a cordial business relationship between the Company and third-party strategic and contractual partners; the risk of tax liabilities as a result of the Arrangement (as defined herein) and general business and economic uncertainties and adverse market conditions; the risk that the Arrangement may not be tax-free for income tax purposes and potential significant tax liabilities that the Company may be exposed to if the tax-deferred spinoff rules are not met; the risk of tax indemnity obligations owed by the Company to Lithium Argentina (as defined below) following the Arrangement becoming payable, including as a result of events outside of the Company’s control; confidence that development, construction and operations at Thacker Pass will proceed as anticipated, including the impact of potential supply chain disruptions and the availability of equipment, labor and facilities necessary to complete development and construction of Thacker Pass and produce battery grade lithium; unforeseen technological, equipment and engineering problems; changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current U.S. presidential administration, higher interest rates, the rate of inflation, a potential economic recession and potential changes in United States trade policy, including the imposition of tariffs and the resulting consequences on, among other things, the extractive resource industry, the green energy transition and the electric vehicle market; uncertainties inherent to the feasibility studies in the Reports (as defined herein) mineral resource and mineral reserve estimates; the mine processing facilities, based on the results of the testing facility and third-party tests, performing as expected; the ability of the Company to secure sufficient additional financing, advance and develop the Project, and to produce battery grade lithium; the respective benefits and impacts of Thacker Pass when production operations commence; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the Company’s ability to operate in a safe and effective manner, and without material adverse impact from the effects of climate change or severe weather conditions; reliability of technical data; uncertainties relating to receiving and maintaining mining, exploration, environmental and other permits or approvals in Nevada; demand for lithium, including that such demand is supported by growth in the electric vehicle market and lithium-ion battery market; current technological trends; the impact of increasing competition in the lithium business, and the Company’s competitive position in the industry; compliance by joint venture partners with terms of agreements; continuing support of local communities and the Fort McDermitt Paiute and the Shoshone Tribe in relation to Thacker Pass, and continuing constructive engagement with these and other stakeholders, including any expected benefits of such engagement; risks related to cost, funding and regulatory authorizations to develop a workforce housing facility; the stable and supportive legislative, regulatory and community environment in the jurisdictions where the Company operates; impacts of inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions; the impact of unknown financial contingencies, including litigation costs, environmental compliance costs and costs associated with the impacts of climate change, on the Company’s operations; increased attention to environmental, social, governance and safety and sustainability-related matters; risks related to the Company’s public statements with respect to such matters that may be subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing," (i.e., misleading information or false claims overstating potential sustainability-related benefits); risks that the Company may face regarding potentially conflicting initiatives from certain U.S. state or other governments; estimates of and unpredictable changes to the market prices for lithium products; development and construction costs for Thacker Pass, and costs for any additional exploration work at the Project; estimates of mineral resources and mineral reserves, including whether mineral resources not included in mineral reserves will be further developed into mineral reserves; some of the modifying factors used to convert mineral resources to mineral reserves may change materially, and could materially impact the mineral reserve estimate; reliability of technical data; anticipated timing and results of exploration, development and construction activities, including the impact of ongoing supply chain disruptions and availability of equipment and supplies on such timing; timely responses from governmental agencies responsible for reviewing and considering the Company’s permitting activities at Thacker Pass; availability of technology, including low carbon energy sources and water rights, on acceptable terms to advance Thacker Pass; government regulation of mining operations and mergers and acquisitions activity, and treatment under governmental, regulatory and taxation regimes; ability to realize expected benefits from investments in or partnerships with third parties; accuracy of development budgets and construction estimates; that the Company will meet its future objectives and priorities; the ability to satisfy production and lithium-recovery targets; that the Company will have access to adequate capital to fund its future projects and plans; that such future projects and plans will proceed as anticipated; compliance by the JV Partners (as defined herein) with terms of agreements; the lack of any material disputes or disagreements between the JV Partners; the regulation of the mining industry by various governmental agencies; as well as assumptions concerning general economic and industry growth rates, commodity prices, resource estimates, currency exchange and interest rates and competitive conditions. Although the Company believes that the assumptions and expectations reflected in such FLS are reasonable, the Company can give no assurance that these assumptions and expectations will prove to be correct.

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

Risks Relating to the Company’s Business Activities

The Company’s strategy depends on successfully developing Thacker Pass and achieving projected production and operational targets. Risks may affect project development, lithium production, financial performance, market conditions, regulatory approvals, and the Company’s business and securities. Risk factors include:

•
Commercial viability of Thacker Pass depends on numerous uncontrollable factors, including, permitting, financing and delays, that could negatively affect business and financial conditions
•
The Company’s ability to continue to draw on the DOE Loan is contingent on meeting specific conditions and covenants, and failure to do so could lead to loan termination or other significant adverse effects
•
The Company’s ability to maintain and amend permits is uncertain and subject to regulatory, administrative, and litigation challenges, which could delay development timelines
•
Actual capital costs, schedules, production levels, operating costs, economic returns, and other estimates may differ from expectations which could materially and adversely affect cash flows, profitability, and increase funding requirements
•
The Company’s lack of history of completing mining and chemical processing projects or conducting such operations makes it difficult to evaluate its prospects, increasing the uncertainty of its future success
•
Inherent risks in establishing new mining and chemical processing operations, including unexpected costs, problems and delays, could impact the profitability of operations at Thacker Pass
•
The Company’s U.S. operations, coupled with its domicile in British Columbia, and the evolving political landscape, including increased geopolitical tensions and industrial policies, could impact its ability to fund the project
•
Changes in government laws and regulations, including those related to taxation, environmental compliance and permitting, may affect development
•
The Company’s ability to develop Thacker Pass is governed by the U.S. Mining Act and other laws, with no assurance of title or permit stability, and any contest or regulatory changes could delay development

•
Mineral resource and reserve estimates are inherently uncertain and may be inaccurate
•
Opposition could lead to delays or prevent the Project from proceeding, impacting development
•
The Mineral exploration and development business has inherent health and safety risks, and non-compliance with related laws could lead to penalties and civil liability
•
The novel process for producing lithium carbonate from Thacker Pass has not been demonstrated at commercial scale, posing risks of inefficiencies, unforeseen costs and delays
•
Development of Thacker Pass is highly dependent on the projected demand for lithium-based products, and any failure in market growth or shifts in policies could negatively impact commercial viability
•
The success of operations will be affected by the fluctuating market price of lithium products, and failure to meet battery-grade quality or customer specifications could reduce the prices the Company is able to realize for its products and its customer base
•
Operational risks such as equipment failures, natural disasters and regulatory compliance could lead to disruptions and financial impacts despite comprehensive health and safety measures
•
Negative cash flows from operations are expected until achievement of profitable production, so the Company is relying on generating profits or raising capital to meet obligations and liabilities
•
Thacker Pass is the Company’s sole material mining project, meaning failure to develop and operate it successfully could have a significant adverse impact on its business
•
Any non-compliance with stringent environmental regulations could delay or increase the costs
•
Increased focus on sustainability matters could lead to higher costs, reduced profits and litigation risks
•
The lithium production industry is highly competitive, requiring significant capital and resources, and the Company may face challenges in securing financing, personnel, and equipment
•
Global economic and political uncertainties, inflation, tariffs, and changes in government policies, may adversely affect the Company’s business
•
Climate change may impact water availability, which could increase litigation, regulatory compliance costs, and physical climate risks could further affect operations and safety
•
Insurance may not protect against all risks associated with environmental and other incidents the Company may experience
•
Concentrated share ownership and rights of certain shareholders may influence corporate actions and diverge from other shareholders’ interests, potentially affecting liquidity and market price, amongst other areas
•
GM and the DOE have rights that may affect other security holders and the Company's actions with respect to the development of Thacker Pass through their respective investor and creditor rights, rights as a JV Partner (in the case of GM) and other rights
•
The Company’s debt agreements, including the DOE Loan and the Orion Note contain restrictions that limit its flexibility in operating its business
•
The Company’s share price may fluctuate due to factors beyond its control and may not reflect its operating performance
•
Existing and future financings could materially dilute current shareholders’ interests, impose significant restrictions, increase indebtedness and adversely affect the Company’s financial condition and share price
•
The Company cannot generate earnings or pay dividends while Thacker Pass is in development, posing a risk to investors who may not see returns for the foreseeable future
•
Challenges in securing intellectual property protection could leave the Company vulnerable to competition, potentially diminishing the commercial potential of its proprietary technologies
•
The Company’s success depends on its ability to attract and retain key management, technical, construction and mining personnel in a highly competitive labor market, and any failure to do so could delay its projects and adversely affect its business

•
Reliance on consultants and other third parties for expertise may result in delays or increased costs if their work is found to be incorrect or inadequate
•
Compliance with regulatory requirements and potential litigation resulting therefrom could be costly, time-consuming and have a significant adverse impact on the Company's business and financial condition
•
The Company’s growing dependence on complex digital systems and third-party technologies increases exposure to evolving cybersecurity threats that could disrupt operations, result in financial, legal, and reputational harm, and require ongoing investment and governance oversight to mitigate
•
Incorporation in a jurisdiction outside the U.S. may make it difficult or impossible for U.S. investors to serve process for civil liabilities in the U.S.
•
If certain Canadian Tax requirements are not met, the Company and Lithium Argentina could be subject to substantial tax liabilities resulting from the Separation
•
Certain events could cause the Arrangement to lose its intended tax-free status, leading to significant U.S. federal income tax liabilities for U.S. Shareholders
•
The Company faces restrictions to maintain its tax-free status for shareholders, limiting its ability to pursue certain strategic transactions
•
Changes in U.S. and Canadian tax laws could increase the Company’s tax liabilities
•
Any indemnification claims related to the Separation may have a material adverse effect upon the Company
•
If classified as a PFIC, U.S. shareholders may face greater tax liabilities, interest charges and additional reporting obligations, impacting their overall tax situation
•
The Company’s future financial performance depends in part on the continued availability of tax credits relating to the production of critical minerals

PART I

Item 1: Business

Overview

Lithium Americas Corp. (the “Company” or “LAC”) is a Canadian-based resource and materials company focused on developing, building and operating significant lithium deposits and chemical processing facilities. The Company’s flagship asset is Thacker Pass, a sedimentary-based lithium deposit located in the McDermitt Caldera in Humboldt County, in northern Nevada (“Thacker Pass” or the “Project”). Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between General Motors Holdings LLC (“GM”) and the Company (together, the “JV Partners”). The Company currently owns a 62% interest in Thacker Pass and manages the Project, and GM owns a 38% interest in Thacker Pass. The terms “LN” and “LAC” are used throughout the report to denote the owners of the Project.

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

Corporate Structure

As of December 31, 2025, The Company had the following material, direct and indirect, wholly-owned subsidiaries with their jurisdiction of incorporation:

•
LAC Management LLC (Nevada) (100%)
•
1339480 B.C. Ltd. (British Columbia) (100%)
•
LAC US Corp. (Nevada) (100%)
•
LAC Exploration LLC (Nevada) (100%)
•
Lithium Nevada Ventures LLC (Delaware) (62%)
•
KV Project LLC (Nevada) (62%)
•
Lithium Nevada Projects LLC (Nevada) (62%)
•
Lithium Nevada LLC (Nevada) (62%)

The following chart depicts the corporate structure of the Company at December 31, 2025:

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

On October 28, 2024, the Company announced the closing of a loan from the U.S. Department of Energy’s (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”) for a total of $2.26 billion, including $1.97 billion in aggregate principal to fund eligible construction costs of Thacker Pass plus interest to be accrued during construction, which was estimated to be $289.6 million over a three-year period. The DOE Loan originally had a 24-year maturity with interest rates fixed from the date of each advance for the term of the loan at applicable U.S. Treasury rates without any additional credit spread. In connection with the DOE Loan, the Company entered into or approved the entry into by its subsidiaries certain agreements discussed in more detail below. The DOE Loan was amended by the OWCA (as defined below) on October 7, 2025, as discussed in more detail below. The Company received its first draw on the DOE Loan on October 20, 2025, and received a second draw on the DOE Loan on February 24, 2026.

In August 2024, the Company received approval for an $11.8 million grant from the U.S. Department of War (formerly the Department of Defense) to support an upgrade of the local power infrastructure and to help build a transloading facility.

On December 23, 2024, the Company announced the closing of a JV with GM for the purpose of funding, developing, constructing and operating the Project (the “JV Transaction”). In connection with the JV Transaction, the Company also closed an amendment to the DOE Loan to accommodate changes relating to the JV Transaction.

Following the closing of the JV Transaction, the Company held a 62% interest in Thacker Pass, with GM having acquired a 38% interest in the Project for $625 million in total committed cash and letters of credit, comprised of a $430 million commitment of direct cash funding to the JV to support the construction of Phase 1 of the Project and a $195 million letter of credit facility (“LC Facility”) that can be used as collateral to support reserve account requirements under the DOE Loan. The LC Facility, which has no interest and a maturity consistent with the DOE Loan, is planned to be withdrawn once replaced with cash that is generated by Thacker Pass. As part of the closing of the JV Transaction, GM funded $330 million of cash into the JV alongside $138 million of cash funding from the Company.

On January 7, 2025, the Company announced an increased mineral resource and mineral reserve estimate for Thacker Pass, including the release of an independent National Instrument 43-101 (“NI 43-101”) technical report (“NI 43-101 Technical Report”) entitled “NI 43-101 Technical Report on the Thacker Pass Project Humboldt County, Nevada, USA,” and an independent S-K 1300 technical report (the “S-K 1300 Technical Report”) entitled “S-K 1300 Technical Report on the Thacker Pass Project Humboldt County, Nevada, USA,” both dated effective December 31, 2024 (together with the NI 43-101 Technical Report, collectively referred to herein as the “Reports”). The statements of mineral reserves and mineral resources for Thacker Pass as of December 31, 2025, based on the Reports as of December 31, 2024, are presented in the tables below in Part I – Item 2: Properties – Mineral Resource and Mineral Reserve Estimate.

On April 1, 2025, the Company closed a strategic investment of $250 million from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), for the development and construction of Phase 1 of the Project (“Orion Investment”). Orion purchased senior unsecured convertible notes in the aggregate principal amount of $195 million (the “Orion Note”) and entered into a Production Payment Agreement (“PPA”) whereby Orion will pay LAC $25 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass. Orion also committed, subject to the satisfaction of certain conditions precedent, to purchase an additional $30 million in aggregate principal amount of notes within two years (the “Delayed Draw Notes”) upon request by the Company. For more information on the Orion Investment, refer to the Sources of Liquidity section of the Management’s Discussion and Analysis (“MD&A”) for the year ended December 31, 2025 (“FY 2025”) in this Form 10-K.

On April 1, 2025, contemporaneously with the closing of the Orion Investment, the Company and GM announced the final investment decision (“FID”) for Phase 1 of the Project and made cash contributions to the JV of $191.6 million and $100 million, respectively, pursuant to the terms of the JV Transaction. Together with the DOE Loan and the investments from both GM and Orion, LAC achieved fully funded status at the project and corporate levels for the development and construction of Phase 1 of Thacker Pass for the duration of construction. Mechanical completion of Phase 1 of Thacker Pass is targeted for late 2027.

On May 15, 2025, the Company established an at-the-market (“ATM”) equity program (the “May 2025 ATM Program”) pursuant to which the Company sold an aggregate total of 26.92 million Common Shares at an average price of $3.71 per share, for aggregate net proceeds of $97.8 million after sales agent’s commission and other expenses.

In September 2025, GM released the LC Facility in advance of first draw on the DOE Loan.

On October 7, 2025, the Company and the DOE entered into an omnibus waiver, consent and amendment, as amended (the “OWCA”) for certain amendments to the Company’s DOE Loan. Pursuant to the OWCA:

•
The DOE Loan's expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256 million, while the DOE Loan principal remained the same at $1.97 billion. The interest rate that will be applied to amounts drawn under the DOE Loan remained unchanged at the applicable long-dated U.S. Treasury rate from the date of each draw with 0% spread. The DOE Loan tenor was set to approximately 23 years from date of first draw on the DOE Loan.
•
The DOE agreed to defer $184 million of scheduled debt service obligations under the DOE Loan, which were to occur in the first five years of loan repayment, with the total deferred balance reallocated across the remaining payment periods to maturity.
•
On January 30, 2026, the Company issued to the DOE: (a) a warrant agreement to purchase up to 18,286,687 Common Shares of the Company at an exercise price of $0.01 per share (the “LAC Warrant”) and (b) a warrant agreement to purchase 8,656,509,695 non-voting units of the JV (the “Non-Voting Units”) at an exercise price of $0.0001 per unit (the “JV Warrant”).
•
The Company agreed to contribute an additional $120 million to DOE Loan reserve accounts, to be funded within 12 months of the OWCA.

In addition to the OWCA, the Company and GM entered into an amendment to GM’s lithium Offtake Agreement (as defined below) to provide additional support to the Project. The amendment permits the JV to enter into additional third-party offtake agreements for certain remaining production volumes not forecast to be purchased by GM for the first five years of Phase 1.

On October 8, 2025, the Company established an ATM equity program (the “October 2025 ATM Program”) pursuant to which the Company sold an aggregate total 30.53 million Common Shares at an average price of $8.19 per share, for aggregate net proceeds of $246.4 million after sales agent’s commission and other expenses.

On October 10, 2025 and October 28, 2025, Orion elected to convert a total of $97.5 million in accordance with the terms of the Orion Note. As a result, the Company issued an aggregate total of 25.79 million Common Shares to Orion. Following the conversions, total future interest payable under the Orion Note was reduced pro rata.

On October 20, 2025, the Company received its first drawdown of $435 million on the DOE Loan.

On November 13, 2025, the Company established an ATM equity program (the “November 2025 ATM Program”) pursuant to which the Company sold an aggregate total 43.3 million Common Shares at an average price of $5.78 per share, for aggregate net proceeds of $246.7 million after sales agent’s commission and other expenses. The program was completed on January 26, 2026.

On December 22, 2025, the Company’s Common Shares were added to the S&P/TSX Composite Index.

Thacker Pass Overview

For a more complete description of Thacker Pass in Humboldt County, Nevada, see the S-K 1300 Technical Report, which is filed hereto as Exhibit 96.1; and the NI 43-101 Technical Report, which has been filed with the securities regulatory authorities in each of the provinces and territories of Canada through SEDAR+. Scientific and technical information in respect of the Thacker Pass Project in this annual report on form 10-K has been prepared under the supervision of Rene LeBlanc, an employee of the Company, and a qualified person under NI 43-101.

Thacker Pass, located in Humboldt County in northern Nevada, is a sedimentary clay resource and the largest lithium Measured and Indicated Resource in the world. See Part I – Item 2: Properties – Mineral Reserve and Mineral Resource Estimates below for more information.

Thacker Pass is approximately 100 kilometers (“km”) north-northwest of Winnemucca, Nevada, approximately 33 km west-northwest of Orovada, Nevada, and 33 km south of the Oregon border. Access to Thacker Pass is via the paved US Highway 95 and paved State Route 293; travel north on US-95 from Winnemucca, Nevada, for approximately 70 km to Orovada, Nevada and then travel west-northwest on State Route 293 for 33 km toward Thacker Pass to the Thacker Pass site entrance. Driving time is approximately one hour from Winnemucca, and 3.5 hours from Reno.

The Thacker Pass area encompasses approximately 7,900 hectares (“ha”) and lies within and is surrounded by public lands administered by the Bureau of Land Management. The area is sparsely populated and used primarily for ranching and farming.

Thacker Pass is expected to be developed initially in Phase 1, with further expansion possibility for an additional four phases. Lithium carbonate production from Phases 1 through 4 is designed for a nominal 40,000 t/y Li2CO3 capacity per phase. Phase 5 expansion would be introduced at the time of Phase 4 expansion when mined ore grade decreases resulting in available capacity in the lithium carbonate crystallization circuits constructed during the initial four phases. Total possible nominal capacity of Phases 1 through 5 would be 160,000 t/y Li2CO3. The process plant is expected to operate 24 hours/day, 365 days/year with an overall availability of 88% and a possible mine life of 85 years. The total amount of ore processed from the development of Phases 1 through 5 would be 1,057 million metric tonnes (“Mt”) (dry).

Phase 1 commenced construction in February 2023, following the receipt of all key state-level environmental permits and a federal Record of Decision (“ROD”). Lithium Americas is working with Bechtel Infrastructure and Power Corporation (“Bechtel”) who is responsible for the engineering, procurement and construction management (“EPCM”) of Phase 1.

In the fourth quarter of 2024, the Company provided Bechtel and other major contractors with limited full notice to proceed (“FNTP”) to de-risk the construction schedule. Declaring FNTP allowed engagement of additional contractors to advance the earthworks at an increased pace in preparation of major construction, which began in 2025.

On April 1, 2025, the Company and GM announced the FID for Phase 1 of Thacker Pass. Following FID, additional contracts were awarded and contractors mobilized to support major construction.

Major construction continued to progress at Thacker Pass. Construction milestones achieved throughout 2025 include:

•
As of December 31, 2025, detailed engineering design complete achieved 93%, while procurement was 60% complete.
•
As of December 31, 2025, there were approximately 950 personnel on site at Thacker Pass, including approximately 740 manual craft and 210 additional site workers. The number of personnel is expected to increase to approximately 1,800 at peak construction in 2026.
•
In 2025, 1.69 million workhours were completed at Thacker Pass without a serious injury or lost-time incident and a total recordable incident frequency rate of 0.21.
•
In the first half of 2025, earthworks were completed in the processing plant area in preparation for permanent concrete and steel work.
•
In April 2025, shipments of steel to the fabrication yard in Winnemucca and/or construction site at Thacker Pass commenced, as well as fabrication of structural steel to be used to build the processing facilities.
•
Permanent concrete placement commenced in May 2025. Foundation, rebar and concrete work continue at multiple facilities throughout the processing plant, including the filter building, the magnesium sulfate building and warehouse facilities. Permanent site entrances and roads were also completed in 2025.

•
First steel installation was achieved on schedule in September 2025. Multiple facilities at the processing plant achieved structural steel installation, including the filtration building, liquid sulfur tanks and sulfuric acid towers.
•
The installation of certain long lead equipment commenced in Q4 2025.
•
Six worker break tents at the construction site were completed throughout 2025. Each tent seats approximately 220 workers in climate-protected environments.
•
Active hydroseeding of disturbed areas across the site using native seeds was performed.

The Company continues to target mechanical completion of the Thacker Pass Phase 1 processing plant in late 2027. Following are expected development milestones for 2026:

•
Over 60% of the structural steel for Thacker Pass, which is sourced from the United Arab Emirates, is safely in transit or has arrived on site at Thacker Pass or the laydown yard in Winnemucca. The Company and Bechtel are monitoring Middle East conditions with the steel supplier in an effort to prevent any impact on the fabrication and shipment of steel to Thacker Pass.
•
In early January 2026, the first of nearly 100 completed pipe rack modules were delivered to site. They were fabricated offsite to reduce labor hours and facilitate enhanced safety performance. Once delivered to site, the interlocking modules (with pipe, cable trays already installed) will be placed and joined together at the processing plant. The remaining pipe rack modules are expected to be delivered to site by mid-year 2026.
•
The first cable pulls on the module pipe racks are targeted to commence in spring 2026.
•
Commissioning of the high voltage power line is targeted to commence in Q2 2026.
•
Given the advanced level of detailed engineering, the Company is expected to begin a definitive capital estimate in the first half of 2026. Advanced levels of engineering and procurement will enable the team to estimate quantities and materials with higher confidence. Further assessment of labor availability and productivity rates is expected to occur by the fourth quarter of 2026.
•
All main concrete required at site is expected to be completed in Q3 2026.
•
Early commissioning of the individual plants is expected to commence in Q4 2026.
•
As part of the Project, the Company is upgrading six regional substations and switching stations to enhance reliability for grid power from the local electric utility cooperative. This work is expected to be completed to energize the Project in Q4 2026.

The Company maintains an operations and business readiness (“OBR”) team to support the transition from the engineering, procurement and construction phases of Thacker Pass through to expected commissioning, ramp up and into production and maintenance of the mining and chemical facility.

•
As of December 31, 2025, the OBR team had 25 employees. Hiring additional OBR team members is expected to ramp up throughout 2026 in preparation for pre-commissioning and process commissioning in late 2026 and throughout 2027.
•
Throughout 2025, the following key roles were filled: Site Operations Director, Lithium Carbonate Plant Manager, Sulfuric Acid Plant Manager, Maintenance Manager, Mine Manager Supply Chain Manager, Training Manager and Process Superintendent.
•
The OBR team is currently preparing safety plans, operating procedures, multi-disciplinary training programs, emergency response training and other programs, which are being finalized and implemented.
•
The OBR team also conducts factory acceptance tests of key equipment and processes, while working with these vendors to learn best practices from their customer’s existing operations.

The Company anticipates achieving mechanical completion in late-2027 and full ramp-up through 2028.

Lithium Technical Development Center

The Company’s Lithium Technical Development Center (“Tech Center”) in Reno, Nevada consists of chemical laboratories and a fully integrated pilot plant-scale model of the processing plants that will be built at Thacker Pass. Since July 2022, the Tech Center has produced battery-quality lithium carbonate samples from Thacker Pass ore for potential customers and suppliers. The Tech Center has been awarded the ISO 9001:2015 Quality Management System certification, which is a globally recognized standard for quality management. Implementation of ISO 9001:2015 demonstrates the Company’s commitment to quality in the development of lithium products. The Tech Center continues to operate the integrated pilot facility focusing on data to support continuous improvement, equipment design and further reducing risks associated with the transition from mechanical completion to operations.

Transloading Terminal

The Company has leased from the City of Winnemucca a parcel of land adjacent to the mainline railroad, approximately 60 miles from Thacker Pass, for the development of a transloading terminal (“TLT”). Access to the TLT is planned via State Route 796 and then a driveway through two parcels, one owned by the Company adjacent to State Route 796, and the other owned by the City of Winnemucca, which has granted an easement to the Company.

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

On August 5, 2024, the Company received approval for an $11.8 million grant from the U.S. Department of War to support an upgrade of local power infrastructure and to help build a transloading facility.

On October 28, 2024, the Company awarded Iron Horse Terminals (“IHT”) the contract to design, build, own and operate the TLT. IHT will provide multiple services at the TLT site including unloading rail cars, loading trucks, coordinating rail activities, truck transportation, railcar/truck repairs and facility maintenance. The EPCM work and operation of the TLT during Phase 1 are expected to generate approximately 100 jobs during construction and approximately 50 jobs during operations. The TLT is expected to be completed in 2027. The TLT design has been advanced to approximately 20% design complete.

GM Offtake

Prior to the Separation, on January 30, 2023, Old LAC entered into a purchase agreement with GM, pursuant to which GM agreed to make a $650 million equity investment (the “2023 Transaction”), the proceeds of which were to be used for the construction and development of Thacker Pass. The 2023 Transaction was comprised of two tranches, a first tranche investment of $320 million (“Tranche 1 Investment”) a second tranche investment of up to $330 million (the “Tranche 2 Investment”). Tranche 1 closed and the Phase 1 offtake agreement for GM to purchase up to 100% of Phase 1 production for ten years, subject to a five-year extension at GM’s option and other limited extensions, plus a right of first offer on Phase 2 of Thacker Pass production, was executed on February 16, 2023 (the “Phase 1 Offtake Agreement”). As part of the Arrangement, the Phase 1 Offtake Agreement was assigned by Old LAC to the Company.

Concurrently with closing of the DOE Loan, the Phase 1 Offtake Agreement was extended to 20 years. As part of the JV Transaction, GM also entered into an additional 20-year offtake agreement for up to 38% of production volumes from Phase 2 of Thacker Pass and will retain its right of first offer on the remaining balance of Phase 2 volumes (“Phase 2 Offtake Agreement” and together with the Phase 1 Offtake Agreement, the “Offtake Agreements”).

On October 7, 2025, in connection with the entry into the OWCA, the Company and GM agreed to amend the Phase 1 Offtake Agreement as follows: (i) the delivery dates for the “Annual Purchase Forecast” and “Annual Production Forecast” (each as defined in the Phase 1 Offtake Agreement) will be accelerated by two months; (ii) the forecast period for the first five years of Phase 1 will be extended from two years to three years, with the second and third years remaining non-binding; (iii) the JV will be required to prioritize GM’s volume requirements; (iv) for the first five years of Phase 1, the JV may enter into firm volume commitments with third parties, subject to a cap based on the difference between the Annual Production Forecast and the Annual Purchase Forecast, and

the cap will be 100% of the difference in the first year, 80% in the second year, and 60% in the third year; (v) GM’s Annual Purchase Forecast will be capped at 20% year-over-year growth during the aforementioned period; (vi) after the first five years, (a) the forecast period will revert to two years, with the second year being non-binding and will include no cap on GM’s Annual Purchase Forecast, and (b) third-party commitments will be capped at 100% of the difference between forecasts in the first year and 50% in the second year of such forecasts; and (vii) if GM relinquishes volumes in non-binding forecast periods but later demonstrates a need for those volumes and incurs higher costs as a result of third-party purchases, GM will be entitled to a “profit true-up” equal to the volume procured multiplied by the difference between the third-party pricing and the implied JV pricing.

Market Demand and Competitive Conditions

During the first half of 2025, lithium prices continued to decline, with many sell-side analysts expressing negative sentiment on pricing outlook and lithium pricing bottoming out in June 2025. The second half of 2025 saw a slight increase in sentiment leading to a much more bullish stance toward the end of the year. Varying market factors contributed to increased sentiment, including positive demand outlook from battery energy stationary storage (“BESS”) applications, now the second largest demand driver for lithium after electric vehicles (“EV”).

Rho Motion reported in January 2026 that full-year battery production has grown by 29% to 1.59 TWh (1,590 GWh) in 2025 versus 2024. BESS represents 19% of the global market with EV’s representing 75%. BESS demand has grown 51% year-on-year, while EV demand increased by 26%. Globally EV production increased to 20,657,000 units in 2025 (increase of 20% year-on-year), with relatively flat annual production in the US, France and Sweden.

Benchmark Minerals Intelligence is forecasting a lithium deficit could occur as early as 2026 under higher-demand outcomes. SC Insights is forecasting an increase in BESS market share from 20% in 2025 to 27% in 2035. EV adoption continues to grow globally. Benchmark Minerals Intelligence reported a 20% year-over-year increase in global EV sales for the year ended 2025, and forecasts in the long-term, global EV penetration to grow from 22% in Q4 2025 to 70% by 2040.

During 2025, critical minerals and the lithium industry experienced increased participation from governments to increase their national security. This includes the Company’s OWCA in October 2025 when the DOE amended the DOE Loan to defer principal repayments and received warrants. Upon exercise of the LAC Warrant and JV Warrant (assuming conversion as of January 30, 2026), the DOE would become a 5% equity shareholder of the Company and 5% non-voting JV Partner.

Thacker Pass is expected to complete mechanical construction in late 2027. Once in commercial production, Phase 1 of Thacker Pass is expected to substantially increase U.S. domestic production of lithium to help the U.S. reduce dependence on foreign countries for supply. With a strategic investment, joint venture partnership and long-term offtake agreement with General Motors, production from Thacker Pass Phase 1 is estimated to support lithium needs for up to 800,000 EV’s annually (assuming lithium carbonate equivalent (“LCE”) intensity of 850 tonnes (“t”) of LCE per GWh.

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

Reagent Name	Description	Purpose
Sulfur	A readily available by-product of the oil and gas industry	Sulfuric acid for leaching
Limestone	A sedimentary rock mainly composed of calcium carbonate	Neutralizing agent
Quicklime	A common alkaline substance produced by heating or calcining limestone	Magnesium precipitation
Sodium Hydroxide	Also known as caustic soda or lye, a strong base	Off-gas scrubbing and ion exchange purification

Reagent Name	Description	Purpose
Soda Ash	Sodium carbonate produced from naturally occurring trona	Lithium carbonate production and calcium precipitation
Flocculant	Chemical that facilitates the aggregation of particles	Thickening and settling
Carbon Dioxide	A colorless, odorless gas used in the carbonated beverage industry	Lithium carbonate purification
Ferric Sulfate	A chemical compound used in water treatment processes	Calcium precipitation
Hydrochloric Acid	A strong acid solution	Ion exchange purification

The Company’s Vendor Code of Conduct requires the Company and its vendors and suppliers to avoid sourcing minerals from conflict affected and high-risk areas where there are heightened concerns that proceeds from minerals could be used to contribute to armed conflict or human rights abuses. These minerals may include certain tin, tungsten, tantalum, gold, mica and cobalt that is extracted or processed in certain other countries and contribute to armed conflict in the Democratic Republic of Congo and its adjoining countries. The Company’s goal is to source the majority of reagents from continental North America or domestic U.S. suppliers to limit carbon emissions and reduce transportation costs to benefit operating costs.

Patents

The Company owns U.S. Patent No. 12,188,107 B2, Mexican Patent No. MX2021011625A and Chilean Patent No. 71,260, which relate to the economic concentration and extraction of lithium chemicals from sedimentary resources. The Company also has pending applications in the United States, Canada, China and Europe, including applications relating to the processing of lithium clays and cost-effective separation of magnesium from lithium in sulfate brines as a benign material.

Government Contracts

On October 28, 2024, the Company’s subsidiary LN and DOE executed the DOE Loan for a construction facility with maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest to fund eligible construction costs of Thacker Pass over the period from the first advance through no later than November 30, 2028. The DOE Loan originally had a 24-year maturity with interest rates fixed from the date of each advance for the term of the loan at applicable U.S. Treasury rates without any additional credit spread.

The DOE Loan agreement was amended on December 20, 2024 to accommodate the formation of Lithium Nevada Ventures LLC, a JV with GM, owning 100% of the interests in LN, which owns Thacker Pass.

The DOE Loan is funded by the Federal Financing Bank (“FFB”) pursuant to a Note Purchase Agreement signed simultaneously with the DOE Loan (the “FFB Note Purchase Agreement”). The DOE Loan and FFB Note Purchase Agreement are a firm contractual obligation of the DOE and FFB and cannot be unilaterally terminated by either the DOE or FFB except in the limited circumstances customary to this type of financing and outlined in the DOE Loan and FFB Note Purchase Agreement. Refer to Exhibit [10.18] for the FFB Note Purchase Agreement, dated October 28, 2024.

On October 7, 2025, the Company and the DOE entered into an OWCA for certain amendments to the Company’s DOE Loan. As part of the OWCA:

•
The DOE Loan expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256 million, while the DOE Loan principal remained the same at $1.97 billion. The interest rate that will be applied to amounts drawn under the DOE Loan remains unchanged at the applicable long-dated U.S. Treasury rate from the date of each draw with 0% spread. The DOE Loan tenor is approximately 23 years from date of first draw on the DOE Loan.
•
The DOE has agreed to defer $184 million of scheduled debt service obligations under the DOE Loan which were to occur in the first five years of loan repayment, with the total deferred balance reallocated across the remaining payment periods to maturity.
•
The Company agreed to issue to the DOE the LAC Warrant and the JV Warrant subject to customary conditions to be finalized through definitive documents and corporate approvals.

•
The Company is to contribute an additional $120 million to DOE Loan reserve accounts, to be funded within 12 months of the OWCA.

The Company received its first advance on the DOE Loan of $435 million on October 20, 2025 and its second advance on the DOE Loan of $432 million on February 24, 2026.

On January 30, 2026 (the “Issuance Date”), as required under the OWCA:

•
The Company issued to the DOE the LAC Warrant. The LAC Warrant is to purchase up to 18,268,687 Common Shares, which is equal to 5% of the Company’s outstanding total shares as of the Issuance Date, with an exercise price of $0.01 per share, exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the LAC Warrant.
•
The JV issued to the DOE the JV Warrant providing for, among other things, the right to purchase 8,656,509,695 Non-Voting Units, which is equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per Non-Voting Unit, exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the JV Warrant.

On the Issuance Date, the JV, the Company, B.C. Corp., the LAC JV Member, GM and the DOE, entered into a Put, Call and Exchange Agreement (the “Put, Call and Exchange Agreement”). Under the Put, Call and Exchange Agreement, the DOE has a put right (the “DOE Put”) to require GM to elect to either (i) purchase, or cause the JV to purchase, the JV Warrant and any Non-Voting Units issued upon conversion thereof, as applicable (a “JV Warrant Sale”), or (ii) subject to applicable exchange approvals and compliance with securities laws, cause the JV Warrant and any Non-Voting Units issued upon conversion thereof, as applicable, to be exchanged for a warrant to purchase a number of the Company’s Common Shares (a “JV Warrant Exchange”) that would result in the DOE holding a percentage of the total issued and outstanding Common Shares equal to the then applicable Warrant Conversion Rate (as defined below). Additionally, the exercise (including any automatic exercise) of the LAC Warrant shall be deemed to be delivery of a put notice pursuant to the Put, Call and Exchange Agreement. The sale price for a JV Warrant Sale will be mutually determined in good faith by GM and the DOE. If GM and the DOE cannot agree on the sale price for a JV Warrant Sale within 60 days of delivery of the put notice or if the JV Warrant Sale is not completed within 90 days of the delivery of the put notice, the parties will cause a JV Warrant Exchange to occur. The “Warrants Conversion Rate” will be, as of the time of determination, the product of (i) 100 multiplied by (ii) the quotient obtained by dividing (A) the number of fully diluted Non-Voting Units in the JV held by the DOE by (B) the number of outstanding units in JV held by the LAC JV Member plus the number of fully diluted Non-Voting Units in the JV held by the DOE. The number of outstanding units in the JV held by the LAC JV Member is subject to adjustment in connection with (i) the funding of any incremental capital contribution to the JV or (ii) the transfer by the LAC JV Member of any units in the JV, in each case in accordance with the Amended and Restated Limited Liability Company Agreement of the JV.

In addition, from and after the earlier of the Scheduled Substantial Completion Date and the Substantial Completion Date of Thacker Pass (as such dates are defined in the Loan Arrangement Reimbursement Agreement), GM has a call right (the “GM Call”) to elect to effect, or cause the JV to effect, a JV Warrant Sale if a price can be agreed upon between GM and the DOE within 60 days of the delivery of the call notice. If GM and the DOE cannot agree on the sale price within 60 days of delivery of the call notice or if the JV Warrant Sale is not completed within 90 days of the delivery of the call notice, the parties will cause a JV Warrant Exchange to occur.

On the Issuance Date, as required under the OWCA, the Amended and Restated Limited Liability Company Agreement of the JV was amended and restated to, among other things, set forth the rights, preferences and privileges of the Non-Voting Units (the “Second A&R LLCA”). The Second A&R LLCA requires all capital contributions (with certain specified exceptions) to be made at fair market value, including those required by the DOE Loan.

Periodic repayments of principal and interest commence January 20, 2029. The DOE Loan has a maturity date of July 20, 2048. The Company may prepay the loan at any time, subject to certain conditions, by paying principal plus accrued interest on outstanding advances.

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

All major federal, state and local permits and authorizations to commence Phase 1 operations have been achieved and there are no identified issues that would prevent the Company from achieving all permits and authorizations for Phase 1 and 2 of Thacker Pass, or that may affect access, title, or the right or ability to perform work on the property. In addition to the BLM-approved Plan of Operations, the Nevada Division of Environmental Protection (“NDEP”) has issued a Water Pollution Control Permit (“WPCP”) and Class II Air Quality Operating Permit (“AQOP”). Over time, state permits are expected to be amended to accommodate later-stage or modified Phase 1-2 activities, including air-quality permit updates relating to the Phase 2 plant and authorization under the WPCP to mine below the water table. Such permitting would be addressed with regulators well ahead of time to mitigate risk of mine-plan disruption.

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

The most recent modified mine reclamation permit (the “Reclamation Permit”) was issued by the Nevada Division of Environmental Protection-Bureau of Mining, Regulation and Reclamation (“NDEP-BMRR”) in Q4 2024. The BLM requires the placement of a financial guarantee (reclamation bond) to ensure that all disturbances from the mine and process site are reclaimed once mining activities conclude. In December 2024, the State of Nevada and BLM determined that financial assurance for full construction of Phase 1 would be $73 million, and the Project subsequently submitted a third-party reclamation bond in that amount to BLM in February 2025. Final approval was received in March 2025.

In 2025, there were no material environmental-related matters (e.g. spills, contaminations, etc.) at Thacker Pass.

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

In Q3 2018, the Company submitted a conceptual Mine Plan of Operations (“MPO”).

In Q3 2019, the Company submitted a proposed MPO and Reclamation Plan Permit Application, which the BLM deemed technically complete.

In Q1 2020, the BLM published a notice of intent to prepare an Environmental Impact Statement (“EIS”) in the Federal Register.

In January 2021, the BLM Record of Decision (“ROD”) authorizing the Project was issued following the BLM's National Environmental Policy Act of 1969 (“NEPA”) review process for Thacker Pass, which included the BLM’s preparation of an EIS. The approved MPO contemplates production of battery-grade lithium hydroxide, lithium carbonate and lithium metal (estimating approximately 66,000 short tons per annum of lithium carbonate equivalent). Legal appeals of the BLM decision that were brought in Federal court challenging aspects of the NEPA analysis and cultural review were dismissed by the Federal District Court. The Ninth Circuit Court of Appeals affirmed the Federal District Court’s decision.

Separately, another lawsuit was filed in U.S. District Court in February 2023 by the Reno Sparks Indian Colony, the Burns Paiute Tribe and the Summit Lake Paiute Tribe, concerning among other things, adequacy of consultation by the BLM for the issuance of the ROD. In March 2023, the U.S. District Court denied the plaintiffs’ requests for a temporary restraining order and preliminary injunction. On November 11, 2023, the Federal District Court dismissed all claims. After the plaintiffs did not seek to amend their complaint, the court issued a final order and judgment dismissing the case in December 2023 and that decision was not appealed.

In 2021, the BLM approved a reclamation cost estimate for the Thacker Pass plan of operations of $47.6 million. In February 2023, financial assurance in the amount of $13.7 million for the initial work plan was placed with the agency prior to initiating construction. The NDEP-BMRR approved the Plan of Operations and Reclamation Plan (“PoO”) with the issuance of a draft Reclamation Permit 0415. On February 25, 2022, the NDEP-BMRR then issued the final Reclamation Permit 0415. In December 2024, the State and BLM determined that financial assurance for full construction of Phase 1 would be $73 million, and the Project subsequently submitted a third-party reclamation bond in that amount to BLM in February 2025. Final approval was received in March 2025.

In February 2022, NDEP issued the final key state-level permits for Thacker Pass including the WPCP, the Reclamation Permit and the AQOP. The State approved minor modifications to the WPCP in January 2024 and September 2024, and modifications to the AQOP in June 2024 and January 2026. Additional permit modifications to reflect design updates are currently pending, and modifications to conform to any other design updates may be pursued as warranted.

In February 2023, the Company’s application with the State of Nevada Division of Water Resources for the transfer of certain water rights for Phase 1 of Thacker Pass was approved by the State Engineer. The State Engineer’s Office issued the final water rights permits on June 30, 2023 and July 3, 2023, authorizing the Company to use its water production wells. In March 2023, the State Engineer’s decision was appealed in state court by a local ranching company. On July 30, 2025, the Company finalized a settlement agreement relating to the protest involving the Project-related water rights, and related judicial appeals were subsequently dismissed. In connection with the closing of the settlement, the State Engineer confirmed that the Company’s water rights were in full force and effect. There are no current adversarial matters involving the Company or its regulatory authorizations.

On June 25, 2024, the BLM approved a modification to the PoO, which included an updated facility layout and the addition of the countercurrent decantation circuits. A modified Reclamation Permit was issued by NDEP-BMRR in Q4 2024. The BLM requires the placement of a financial guarantee (reclamation bond) to ensure that all disturbances from the mine and process site are reclaimed once mining concludes. The reclamation bond was submitted in February 2025 and approved by the BLM in March 2025.

Environmental Stewardship

The Company is committed to safely and sustainably developing Thacker Pass and limiting the Project’s adverse environmental impact. The Company’s 2024 ESG-Safety Report is available on the Company’s website at www.lithiumamericas.com.

Social Responsibility

The Company continues to work collaboratively with the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”) and communities closest to Thacker Pass to increase transparency around project developments, and to identify and address various impacts from the Project.

Community Benefits Agreement with Fort McDermitt Tribe

Building on several years of engagement, job training and relationship building, in October 2022, a Community Benefits Agreement (“CBA”) was signed with the Tribe. The CBA establishes a framework for continued collaboration and to help define long-term benefits for the Tribe.

In November 2025, the Tribe and LAC signed an amended and restated CBA (the “New CBA”), which reflects changes requested by the Tribe. The New CBA provides additional resources for training and workforce development as well as providing more flexibility to the Tribe to apply a $5 million infrastructure development contribution to be made by LAC as required by the original CBA. It improves the framework for continued collaboration and provides administrative support for various Tribal positions including the Tribal Historic Preservation Office and Tribal Employment Rights Office.

Skills Training and Job Opportunities

The Company is committed to hiring locally where possible and has been working with Great Basin College to develop and offer a workforce development training program for local communities and the Tribe.

The Company continues to work closely with Great Basin College to develop customized workforce development training specific to Thacker Pass. Curriculum for process operator was completed in December 2025 and the inaugural training session is scheduled for mid-January 2026. In addition, emergency response as well as leadership trainings are being evaluated.

Throughout 2025, the Company attended local and regional job fairs to share with attendees' job and skills training opportunities at Thacker Pass.

Community Engagement

The communities of Orovada and Kings Valley are the closest communities to Thacker Pass, located approximately 18 and 5 miles from the site, respectively. The Company has met regularly with local community members for the purpose of identifying community concerns and developing ways to address them. As construction activities began, the Company increased its community outreach through open houses, one-on-one meetings and tours of Thacker Pass site, the Workforce Hub (“WFH”) site and the Tech Center.

In 2024, the Company collaborated with the Humboldt County School District and the BLM to finalize the conceptual design and location of a new K-8 school. In August 2025, an architectural firm and the final architectural plans for the new school were officially unveiled at a groundbreaking ceremony. In December 2025, LAC contracted with the Community Foundation of Northern Nevada to manage the project moving forward. In December 2025, LAC agreed to make a $14 million contribution towards funding the construction of the new school. Detailed construction plans and specifications are anticipated in early 2026, allowing construction contractors to begin physical building by mid-2026. The school is expected to welcome its first students in time for the 2027-2028 school year, providing a modern, secure learning environment that supports both exceptional teaching and student success.

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

Employees

As of December 31, 2025, Lithium Americas had 94 full-time employees across the Company, in the Vancouver, Reno and Winnemucca offices or remotely from their home offices.

Talent Attraction and Retention

The Company’s aim is to attract, develop and retain the most talented people with diverse backgrounds, beliefs and perspectives to enhance innovation, creativity and employee engagement. The Company is actively recruiting talent and committed to promoting from within where possible to build and develop teams that drive the long-term success of the Company’s business. There will be many new employment opportunities, as well as career advancement opportunities for existing employees as the Company continues advancing through construction toward operations and, eventually, into a producer.

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

The Company is committed to hiring locally wherever possible to magnify the benefits of its operations. In 2025, 61% of new hires at the Company’s Winnemucca or Reno offices to support Thacker Pass were local to Nevada.

Project Labor Agreement

In 2023, together with its EPCM contractor, Bechtel, the Company entered into a National Construction Agreement (Project Labor Agreement) (“PLA”) with North America’s Building Trades Unions (“NABTU”) for construction of Thacker Pass Phase 1, expected to create approximately 2,000 jobs, including 1,800 skilled labor contractors. The PLA creates new jobs for NABTU members as well as substantially de-risks skilled labor availability during construction. Commencement of hiring and ramp up of construction workers will align with the construction schedule. The first craft professionals started in February 2025 and as of December 31, 2025, there were approximately 950 workers at Thacker Pass.

Additional jobs during construction and operations will be created through ancillary and support services, such as transportation, maintenance and supplies.

Workforce Hub

The WFH is a temporary full-service housing facility for construction craft professionals located in the nearby City of Winnemucca. Throughout 2025, development of the WFH continued and the first residents were received in

September 2025. Occupancy at the WFH is expected to align with hiring and ramp-up of construction workers. At December 31, 2025, there were over 500 residents at the WFH.

Target Hospitality Corp. (“Target”), one of North America's largest providers of vertically integrated modular accommodations and value-added hospitality services in the U.S. is contracted to operate the WFH. Target’s workers also reside at the WFH.

Health and Safety

Health and safety (“H&S”) excellence is one of the Company’s core principles and essential to its business. The Company takes a proactive approach to safety and seeks to prevent, limit and manage H&S risks for its employees, contractors and the communities where it operates. The Company’s goal is zero harm. In 2025, 1.69 million workhours were completed at Thacker Pass without a serious injury or lost-time incident.

H&S training is also an integral part of the Company’s safety program. LAC uses H&S training opportunities to build its safety culture by reinforcing safety philosophies, policies and procedures. The Company has implemented SafeStart, one of the world's most successful, advanced safety awareness and skills development programs. This is a behavior-based program that teaches employees safe working habits and corrects unsafe behavior. The training also reinforces team building and improves employee communication through safety awareness. In 2025, the Company completed approximately 360 hours of employee H&S training.

Refer to Part I – Item 4: Mine Safety Disclosures for more information.

Available Information

The Company’s website address is www.lithiumamericas.com. In addition to the information about the Company in this 2025 Form 10-K, information about Lithium Americas can be found on its website including information on corporate governance principles and practices. LAC’s Investors Relations website at https://lithiumamericas.com/investor/ contains a significant amount of information about the Company, including financial and other information for investors. The Company encourages its investors to visit its website, as the Company frequently updates and posts new information about Lithium Americas thereon, and it is possible that this information could be deemed to be material information. The Company’s website and information included in or linked to its website, including the 2024 ESG-Safety Report, are not incorporated by reference into this 2025 Form 10-K.

The U.S. Securities and Exchange Commission (“SEC”) maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such information can also be found free of charge on the Company’s website (https://www.lithiumamericas.com/). Meanwhile, the Canadian Securities Administrators maintain a website (www.sedarplus.ca) that contains public disclosure documents electronically filed by the Company in connection with its Canadian reporting issuer status.

For additional information regarding the history and development of the Company, refer to Part II – Item 7: Management's Discussion and Analysis of the Company for the year ended December 31, 2025 in this Form 10-K.

Item 1A: Risk Factors

The following are risk factors that the Company’s management believes are applicable to its business and the industry in which it operates. The risk factors set out below are not exhaustive and do not include risks the Company deems to be immaterial. If any of the events, risks or uncertainties described below actually occur, it or they may have a material adverse effect on the Company’s business, financial condition, operating results, or future prospects (including with respect to the price of the Company’s Common Shares). These risk factors are not necessarily presented in the order of importance or probability of occurrence.

Commercial viability of Thacker Pass depends on numerous uncontrollable factors, including, permitting, financing and delays, that could negatively affect business and financial conditions

The Company's business strategy depends in substantial part on developing Thacker Pass into a commercially viable mine and chemical manufacturing facility. Whether a mineral deposit will be commercially viable depends on numerous factors, including but not limited to: the attributes of the deposit, such as size and grade; proximity to available infrastructure; economics for new infrastructure; market conditions for battery-grade lithium products; processing methods and costs; and government permitting and regulations.

There are many factors that could impact the development of Thacker Pass, including permitting, terms and availability of financing, cost overruns, litigation or administrative appeals concerning the project, delays in development, and regulatory changes, among other factors. Thacker Pass is also subject to the development and operational risks described elsewhere in this Form 10-K. Accordingly, there can be no assurance that the Company will complete development of Thacker Pass as currently contemplated, or at all. If the Company is unable to complete the development of Thacker Pass into a commercial operating mine, its business and financial condition would be materially adversely affected.

The Company’s ability to continue to draw on the DOE Loan is contingent on meeting specific conditions and covenants, and failure to do so could lead to loan termination or other significant adverse effects

On October 7, 2025, the Company entered into an OWCA by and among Lithium Nevada LLC (the “Borrower”), 1339480 B.C. Ltd. (the “B.C. Corp”), LAC US Corp. (the “LAC JV Member”), Lithium Nevada Venture (the “LAC-GM Joint Venture”), Lithium Nevada Projects LLC (the “Direct Parent”), Citibank, N.A. (the “Collateral Agent”) and the DOE, which became effective October 10, 2025. The OWCA provides for specified waivers, consents and amendments among the parties and, upon effectiveness, resulted in the satisfaction of all conditions to the first advance request under the DOE Loan being satisfied. The Company received its first advance of $435 million under the DOE Loan on October 20, 2025 and its second advance of $432 million on February 24, 2026.

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

The terms of the DOE Loan agreement also contain a number of significant restrictions and covenants that limit the Company’s ability under the DOE Loan agreement to, among other things: operate business outside of the ordinary course and enter into certain material contracts relating to Thacker Pass without the prior consent of the DOE; incur liens and indebtedness or provide guarantees in respect of obligations of any other person; make loans and other investments and certain capital expenditures; issue equity securities for the Company’s subsidiaries; engage in mergers, consolidations and asset dispositions; and engage in affiliate transactions.

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

The Company’s ability to maintain and amend permits is uncertain and subject to regulatory, administrative, and litigation challenges, which could delay development timelines

Although the Company has obtained all key environmental permits for Thacker Pass for construction, there can be no certainty that current permits will be maintained, any permitting changes (such as changes to the mine plan or increases to planned capacity) will be approved, or additional local, state or federal permits or approvals required to carry out development and production at Thacker Pass will be obtained, projected timelines for permitting decisions to be made will be met, or the projected costs of permitting will be accurate.

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

In addition, there is the risk that existing permits will be subject to challenges of regulatory administrative processes, and similar litigation and appeal processes. Litigation and regulatory review processes can result in lengthy delays, with uncertain outcomes. In the U.S., changes in the presidential administration may result in the suspension, revocation, or modification of certain regulations that the Company is subject to, thereby creating additional uncertainty. For example, there have been several recent developments regarding the NEPA regulatory regime. Following an Executive Order of President Trump, the White House Council on Environmental Quality (“CEQ”) released an interim final rule rescinding its regulations implementing NEPA. Federal agencies have begun the process of preparing their own new or updated NEPA-implementing rules or guidelines, with the first batch of updates released in July 2025. In May 2025, the Supreme Court issued an opinion in Seven County Infrastructure Coalition v. Eagle County emphasizing the “substantial judicial deference” that courts must grant agencies when considering NEPA challenges. In September 2025, the CEQ issued new guidance to federal agencies implementing NEPA and encouraging them to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process. A future administration may similarly implement changes in how agencies comply with NEPA, which may result in permitting delays and additional uncertainty, as the process for agencies to update their NEPA regulations may be time-intensive, result in additional changes to the process that the Company does not anticipate, and result in increased litigation. Such issues as these could impact the expected development timelines of Thacker Pass and consequently have a material adverse effect on the Company's prospects and business.

Actual capital costs, schedules, production levels, operating costs, economic returns, and other estimates may differ from expectations which could which could materially and adversely affect cash flows, profitability, and increase funding requirements

Feasibility reports, this Form 10-K, and other mining studies, including the Reports, contain exploration, development and operations estimates relating to future capital costs, schedules, production levels, operating costs, and economic returns. These estimates are inherently uncertain and depend on numerous assumptions, including the accuracy of mineral reserve and resource estimates; assumptions regarding ore grades, ore quality and recovery rates; metallurgical characteristics; ground and physical conditions; construction and operating performance; the estimated rates and costs of mining, processing and chemical plant operations; and changes that impact the financial model considered following the effective date of the Reports. The Company expects to start a definitive capital cost estimate in the first half of 2026.

Actual capital costs, schedules, production levels, operating costs, and economic returns may vary significantly from current assumptions and estimates due to factors such as the availability of labor, equipment, materials and other resources; inflationary pressure from higher energy and transportation costs, supply chain shortages, including as a result of conflicts in the Middle East and other international events; labor costs and productivity; labor shortages or strikes; construction and operating difficulties; cost overruns; revisions to construction or operating plans; lower than expected realized lithium prices; risks and hazards associated with construction, mineral production and chemical plant operations; natural events such as floods, fires, droughts or water shortages; and broader macroeconomic factors, including tariffs, interest rates and currency exchange rates. Many of these factors are beyond the Company's control.

Although the Company currently expects that funding from the DOE Loan, and existing cash and cash equivalents will fully fund the remaining capital expenditures for Phase 1 of Thacker Pass and related working capital needs through expected initial production, these estimates may prove inaccurate. As a result of the foregoing uncertainties or other unforeseen factors, additional capital or working capital may be required to complete Phase 1 or sustain operations. Any material deviations from estimated capital or operating costs, schedules, production levels, ore grades, recovery rates or economic assumptions could have a material adverse effect on the Company’s business, financial condition, cash flows, results of operations, profitability, prospects and its ability to service indebtedness.

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

Inherent risks in establishing new mining and chemical processing operations, including unexpected costs, problems and delays, could impact the profitability of operations at Thacker Pass

The Company is and will continue to be subject to all risks inherent with establishing new mining and chemical processing operations including: the time and costs of construction of mining and processing facilities and related infrastructure; the availability and costs of skilled labor and mining equipment and supplies; the need to obtain and maintain necessary environmental and other governmental approvals, licenses and permits, and the timing of their issuance; the availability of funds to finance construction and development activities; potential opposition from non-governmental organizations, indigenous peoples, environmental groups or local groups which may delay or prevent development activities; and potential increases in construction and operating costs due to various factors, including the imposition of tariffs by the Trump administration, that could lead to changes in the costs of fuel, power, labor, contractors, materials, supplies and equipment.

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

More specifically, as a result of increased concerns around global supply chains, the lithium industry has become subject to increasing political involvement, including in the United States and Canada. This reflects lithium’s critical role as an input for batteries used in electric vehicles and energy storage systems, combined with global supply constraints and geopolitical tensions affecting lithium production. Political involvement appears to be evolving into a form of industrial policy by governments, including in Canada and the United States, to encourage the development of domestic supply through tax incentives and low-interest loans to domestic and other politically aligned actors, as well as by those governments undertaking steps to discourage the involvement of participants from non-politically aligned countries such as by tariffs and restrictions on ownership, influence and investment. These factors are of particular relevance to the Company, with its Canadian incorporation, U.S.-based Thacker Pass and predominant connection to Canada and the United States through its stock exchange listings, shareholder base and board and management composition. This evolving industrial policy may benefit the Company through the prospect of tax incentives and project financing. For example, on January 20, 2025, President Trump signed a sweeping energy-related Executive Order which directed various heads of agencies to identify and revise or rescind any actions imposing undue burdens on domestic mining and processing of non-fuel minerals. Various agencies have since taken action to rescind or otherwise modify existing regulatory requirements. However, the Company cannot predict what impacts this order or any subsequent regulatory actions may have on its operations, and there remains potential for delays in state approvals, permits and licenses notwithstanding these actions. Moreover, notwithstanding such changes, there is the continued risk that policy approaches may shift over time, reducing or eliminating access to such benefits in the future. Increased government involvement may also present limitations on the extent to which the Company may undertake business operations with non-politically aligned parties, including limitations on ownership. The Company has and intends to continue to fully comply with legislation and policies in all jurisdictions where it operates. At this time, the Company cannot predict if any of these steps will result in a substantive adverse change to its business or operations, or the intended geographic focus of its business.

There is also currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of the current administration, with respect to trade policies, treaties, tariffs, taxes and other limitations on cross-border operations. Changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements could have an adverse effect on the Company’s business, prospects, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.

Changes in government laws and regulations, including those related to taxation, environmental compliance and permitting, may affect development and operations

Changes to government laws and regulations may affect the development of Thacker Pass. Such changes could include laws relating to taxation, royalties, restrictions on production, export controls, tariffs, environmental, biodiversity and ecological compliance, mine development and operations, labor, mine safety, permitting and numerous other aspects of the Company’s business. For example, President Trump in a suite of Executive Orders, has directed the pause, modification or revocation of various previous Executive Orders and regulations that directly and indirectly affect the development of Thacker Pass; federal agencies subsequently revised their approach to complying with environmental reviews and federal agencies have taken steps to eliminate an electric vehicle “mandate” which may adversely affect demand for lithium.

The Company's business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. Although the Supreme Court recently invalidated the tariffs imposed by the administration under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the administration announced additional tariffs pursuant to the Trade Act of 1974. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. These actions are unprecedented and have caused substantial uncertainty and volatility in financial markets, including uncertainty about the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA. It remains unclear to what extent, upon which countries, and upon which terms, tariffs may be levied. Because of this, uncertainty remains elevated, as the administration continues to adjust tariff structures and consider additional country specific tariffs.

The Company's business requires access to steel and other raw materials for use in the construction of Thacker Pass. Much equipment and construction material has been sourced from Canada, China, India, UAE, Turkey and the European Union, and may be subject to tariffs. The Company has been working toward limiting the effect of any potential tariffs on its construction supply chain, with approximately 75% of the total capital project cost structure related to labor, contractors and other services not expected to be directly affected by any potential tariffs. Any imposition of or increase in tariffs on imports of steel or other raw materials, as well as corresponding price increases for such materials available domestically, could increase the Company's construction costs and negatively impact the Company's ability to complete the construction of Thacker Pass on budget. Higher materials costs could also diminish the Company's ability to develop new projects at acceptable returns, particularly during times of economic uncertainty, and limit the Company's ability to pursue growth opportunities that may otherwise be available to the Company.

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

The novel process for producing lithium carbonate from Thacker Pass has not been demonstrated at commercial scale, posing risks of inefficiencies, unforeseen costs and delays

The processes contemplated by the Company for production of lithium carbonate from a sedimentary deposit such as that of Thacker Pass have not previously been demonstrated at commercial scale. To mitigate this risk, the Company developed the Tech Center in Reno, Nevada, an integrated process testing facility in Reno, Nevada to test the process chemistry. The Tech Center continues to operate based on the Thacker Pass flowsheet processing raw ore to final battery-quality lithium carbonate to produce product samples for potential customers and partners. The results of ongoing test work to de-risk each step of the flowsheet continue to be in line with expectations. However, there are risks that the process chemistry will not be demonstrated at scale, efficiencies of recovery and throughput capacity will not be met, or that scaled production will not be cost effective or operate as expected. In addition, the novel nature of the deposit could result in unforeseen costs, additional changes to the process chemistry and engineering, and other unforeseen circumstances that could result in additional delays to develop the project or increased capital or operating costs from those estimated in the Reports, which could have a material adverse effect on the development of Thacker Pass.

Development of Thacker Pass is highly dependent on the projected demand for lithium-based products, and any failure in market growth or shifts in policies could negatively impact commercial viability

The development of lithium operations at Thacker Pass is highly dependent upon the currently projected demand for and uses of lithium-based end products. This includes lithium-ion batteries for electric vehicles and stationary energy storage. To the extent that such markets do not develop in the manner contemplated by the Company, then the long-term growth in the market for lithium products will be adversely affected, which would inhibit the potential for development or expansion of Thacker Pass, its potential commercial viability and would otherwise have a negative effect on the business and financial condition of the Company. In addition, as a commodity, lithium market demand is subject to the substitution effect in which end-users adopt an alternate commodity as a response to supply constraints or increases in market pricing. To the extent that these factors arise in the market for lithium, it could have a negative impact on overall prospects for growth of the lithium market and pricing, which in turn could have a negative effect on the Company and its projects. Finally, policies towards promoting the use of products that rely on the lithium the Company produces may change from time to time.

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

In addition, the Company expects risks relating to market conditions including but not limited to potential variability in demand for lithium products and competition in the market by various producers. The strength of market demand for lithium product end-uses cannot be assured. Other developers and producers of lithium are currently active in the production and exploration of lithium resources and could impact the availability and pricing of lithium. Risks also relate to the Company’s assumptions relating to the buildout of the downstream battery supply chain in North America and other countries. The development of such infrastructure may be impacted by various economic factors such as inflation, currency exchange rates, tariffs, availability of capital and financing. A lack of investment or decreased investment in the North American downstream battery supply chain could lead to adverse impacts to the Company’s business, such as by affecting the prices at which the Company is able to sell its products and limiting the number of purchasers seeking to acquire lithium products.

Operational risks such as equipment failures, natural disasters, and regulatory compliance could lead to disruptions and financial impacts despite comprehensive health and safety measures

The Company's operations are subject to all of the hazards and risks normally incidental to the exploration for, and the development and operation of, mineral properties and associated chemical plants, including an onsite sulfuric acid plant. The Company has implemented a comprehensive suite of health and safety measures designed to comply with government regulations and protect the health and safety of the Company's workforce in all areas of its business. The Company also strives to comply with environmental regulations in its operations. Nonetheless, mineral exploration, development and operations involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Unusual or unexpected formations, formation pressures, fires, power outages, shutdowns due to equipment breakdown or failure, aging of equipment or facilities, unexpected maintenance and replacement expenditures, unexpected material handling problems, unexpected equipment capacity constraints, human error, labor disruptions or disputes, inclement weather, higher than forecast precipitation, flooding, shortages of water, explosions, releases of hazardous materials, deleterious elements materializing in mined resources, cave-ins, slope and embankment failures, landslides, earthquakes and industrial accidents, protests and other security issues, and the inability to obtain adequate machinery, equipment or labor due to shortages, strikes or public health issues such as pandemics, are some of the risks involved in mineral exploration and exploitation activities, which may, if as either a significant occurrence or a sustained occurrence over a significant period of time, result in a material adverse effect. The Company expects to rely on certain third-party owned infrastructure in order to successfully develop and operate its projects, such as power, utility and transportation infrastructure. Any failure of this infrastructure, or problems with achieving agreements that facilitate use of this infrastructure (if any are required), without adequate replacement or alternatives may also have a material impact on the Company.

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

To date, the Company has not generated significant revenues from operations. The Company had negative operating cash flows for the years ended December 31, 2024 and December 31, 2025, and the Company is expected to continue to incur negative operating cash flows through the period of construction, commissioning and ramp-up.

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

Increased focus on sustainability matters could lead to higher costs, reduced profits and litigation risks

Increased attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor, regulatory and societal expectations regarding voluntary and mandatory sustainability-related disclosures may result in increased costs, reduced profits, increased investigations and litigation, negative impacts on stock price and reduced access to capital.

Moreover, while the Company may create and publish voluntary or mandatory disclosures regarding sustainability-related matters from time to time, many of the statements in those disclosures are based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many sustainability matters. Additionally, disclosures regarding sustainability matters could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures, result in damage to the Company’s reputation, cause its investors or other stakeholders to lose confidence in the Company, or otherwise negatively impact its operations.

Furthermore, certain public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social or governance issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” (i.e. misleading information or false claims overstating potential sustainability benefits). More recent political developments could mean that the Company faces increasing criticism or litigation risks. Such sentiment may focus on the Company’s environmental commitments (such as reducing greenhouse gas emissions) or its pursuit of certain employment or business practices or social initiatives that are alleged to be partisan in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. As a result, the Company may face increased litigation risks from private parties and governmental authorities related to its sustainability efforts.

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

Global economic and political uncertainties, inflation, and changes in government policies, may adversely affect the Company’s business

Geopolitical conflicts, inflation and other factors continue to impact global markets and cause general economic uncertainty, the impact of which may have a material adverse effect on the Company's business, financial position, results of operations and prospects.

The concerns over general global economic conditions, fluctuations in interest and foreign exchange rates, stock market volatility, geopolitical issues and conflicts, including Russia's war in Ukraine, conflict in the Middle East, including U.S. intervention in Iran, and U.S. involvement in Venezuela, supply chain disruptions and inflation have contributed to increased economic uncertainty and diminished expectations for the global economy. These considerations and others could have impacts on potential inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions, which could adversely impact the Company’s business and financial condition. For example, we source a significant majority of the steel used for Thacker Pass from suppliers in the United Arab Emirates, which has been subject to regional hostilities related to the ongoing conflict with Iran. While a substantial portion of the Company’s required steel is already in transit, onsite, or stored in the Company’s laydown yard, we remain exposed to the risk that future shipments may be delayed, disrupted, or canceled as a result of these hostilities or other force‑majeure events.

Changes in governments (at both the federal and state level in the U.S.) and resulting changes in domestic and foreign policy in the jurisdictions in which the Company operates, over the period that Thacker Pass is being developed and operated, may have an adverse impact on the Company’s costs of construction and operations in the form of changes to import and export restrictions, tariffs, trade agreements and trade wars, among other impacts. These events have the potential to have a material adverse effect on the Company's business, financial condition, results of operations and future prospects.

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

Concentrated share ownership and rights of certain shareholders may influence corporate actions and diverge from other shareholders’ interests, potentially affecting liquidity and market price, amongst other areas

GM currently holds approximately 4% of the outstanding Common Shares and owns a 38% asset-level interest in Thacker Pass. Additionally, GM has a commercial relationship with the Company in respect of Thacker Pass under the Offtake Agreement and Phase 2 Offtake and possesses oversight and securities offering participation rights in respect of the Company pursuant to the Investor Rights Agreement (as defined below).

The DOE currently holds a warrant providing it with the right to purchase up to 18,268,687 Common Shares (equal to 5% of the Company) and a warrant providing it with the right to purchase 8,656,509,695 non-voting units of the JV (equal to a 5% economic interest in the JV) as of the Issuance Date. Additionally, the DOE has certain registration rights, put and call rights, and an observation right in respect of the JV’s board of directors (the “JV Board”) in connection with such warrants. Finally, the DOE is a creditor of the Company pursuant to the DOE Loan.

As a result of their respective equity interests and investor rights, each of GM and the DOE may have the ability to influence the outcome of corporate actions requiring shareholder approval, including the election of directors of the Company and the approval of certain corporate transactions. There is a risk that the interests of GM and/or the DOE may diverge from those of other shareholders and also discourage transactions involving a change of control, including transactions in which an investor, as a holder of the Company's securities, would otherwise receive a premium for the Company's securities over the then current market price. The holdings and respective rights of GM and/or the DOE could also create a risk that the Company's securities are less liquid and trade at a relative discount compared to circumstances where GM and/or the DOE did not have the ability to influence or determine matters affecting the Company.

GM and the DOE have rights that may affect other security holders and the Company's actions with respect to the development of Thacker Pass through their respective investor and creditor rights, rights as a JV Partner (in the case of GM) and other rights

There can be no certainty that the potential benefits of the JV Transaction will be fully realized. Each of GM and the DOE have certain rights, based upon their respective ownership interests, creditor rights (in the case of the DOE) and production commitments (in the case of GM), which may affect the rights and entitlements of other securityholders of the Company adversely and restrict certain actions of the Company, including with respect to board nomination rights, oversight, demand registration and piggy-back registration rights and participation in future equity issuances of the Company. GM also has a commercial relationship with the Company in respect of Thacker Pass and holds a 38% interest in Thacker Pass as of the date hereof.

The DOE is a creditor to the Company and also holds a warrant providing it with the right to purchase at a nominal cost 8,656,509,695 non-voting units of the JV equal to a 5% economic interest in the JV as of the Issuance Date.

GM’s influence over the JV may impact the Company’s ability to continue its development of Thacker Pass on terms previously announced, and, as a result of GM’s membership on the JV Board, coupled with its various consent rights, GM is able to exert significant influence over the results of Thacker Pass (whether through impacting construction, further development decisions, future planning or otherwise). The DOE’s influence over the JV as a result of its warrant over the JV's equity interests and as a creditor through the DOE Loan mean that the DOE may be able to impact the Company’s ability to continue its development of Thacker Pass and to impact the results of Thacker Pass as a result of its protective rights.

The Company’s debt agreements, including the DOE Loan and the Orion Note, contain restrictions that limit its flexibility in operating its business

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

The Company’s share price may fluctuate due to factors beyond its control and may not reflect its operating performance

The market price of the Company’s securities may in the future be subject to significant fluctuations as a result of many factors, some of which are beyond the Company's control. Among the factors that could affect the Company's stock price are: quarterly variations in the Company’s results of operations; changes in market valuations of similar companies and stock market price and volume fluctuations generally; changes in earnings estimates or the publication of research reports by analysts; speculation in the press or investment community about the Company's business or the mining industry generally; strategic actions by the Company or its competitors such as acquisitions or restructurings; regulatory developments; additions or departures of key personnel; the selling price of lithium; general market conditions and broad volatility resulting therefrom; and domestic and international economic, market and currency factors unrelated to the Company’s performance.

Existing and future financings could materially dilute current shareholders’ interests, impose significant restrictions, increase indebtedness and adversely affect the Company’s financial condition and share price.

The Company has significant capital requirements and may need to access the capital markets to obtain additional short-term and long-term financing in connection with, among other things, the development and operation of Thacker Pass, future exploration, development and acquisition plans, repayment of outstanding indebtedness, issuances and exercises under the Company’s equity incentive plan.

Such financing may be obtained through the issuance of common shares, preferred shares, options, warrants, other equity securities of equal or senior rank, convertible debt securities, or by way of project level investments, offtake and royalty arrangements, debt instruments or other financing vehicles and may not require shareholder approval. Under certain circumstances, the Company may also issue common shares to GM and/or the US DOE in connection with the JV, which could further dilute the Company’s ownership interest in the Thacker Pass. Existing and future equity financing arrangements could materially dilute existing shareholders’ ownership interests, decrease the amount of cash available for dividends payable on common shares or be nil, decrease the relative voting of outstanding common shares, decrease the value of the Company’s securities, and reduce the value of their investment.

Future equity issuances or the conversion or exercise of outstanding notes, warrants, restricted share units, or other convertible securities, including further conversion of the Orion Note and the issuance of warrants to the DOE that may be convertible into a significant number of common shares, could result in substantial dilution and decline in the market price of the Company’s common shares. In connection with the Orion Investment, the Company also agreed to enter into and entered into a registration rights agreement with Orion pursuant to which the Company agreed, among other things, to register for resale any shares issued upon conversion of the Orion Note. Pursuant to the obligations set forth in the Registration Rights Agreement, dated April 1, 2025, by and among the Company and an entity affiliated with Orion, the Company has registered for resale by Orion up to 43,707,080 common shares, of which, 25,793,651 common shares were issued upon conversion in 2025. Additionally, the Company has issued certain warrants to the DOE, which will be convertible pursuant to their terms into common shares in an amount that may equal up to approximately 13% of the Company’s issued and outstanding common shares. In connection with the issuance of such warrants, the company entered into a registration rights agreement with the DOE pursuant to which the Company agreed to file a registration statement to register the resale of the common shares underlying the warrants.

Sales of common shares by the Company or its shareholders, or the perception that such sales may occur, could cause the market price of the Company’s common shares to decline and make it more difficult to raise capital on favorable terms. The Company cannot predict the size of future issuances or sales of the Company’s common shares or the effect, if any, that future issuances and sales of the Company’s common shares will have on the market price of the Company’s common shares.

Any indebtedness could require the Company to dedicate a substantial portion of its future cash flows to debt service thereby reducing cash flow available for operating and business activities; limit management’s flexibility in operating the business and responding to changing market conditions; increase the Company’s vulnerability to economic downturns; restrict the Company’s ability to obtain additional financing, make investments, sell assets, lease equipment or engage in business combinations; increase the Company’s vulnerability to interest rates as the rates applicable to outstanding indebtedness may vary with prevailing interest rates; place the Company at a competitive disadvantage relative to competitors with less leverage and restrictive terms from indebtedness; and increase the risk of default on its debt obligations.

The Company’s ability to obtain additional financing on acceptable terms, or at all, will depend on various factors, including capital market conditions, interest rates, investor sentiment and the Company’s operating performance. Failure to secure financing when needed could require the Company to postpone, reduce, abandon or terminate development or operations at Thacker Pass, result in dilution of its ownership interest, and have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects.

The Company cannot generate earnings or pay dividends while Thacker Pass is in development, posing a risk to investors who may not see returns for the foreseeable future

No dividends on common shares were paid by Old LAC since incorporation to the date of the Separation, or by the Company after the Separation. The Company currently has no ability to generate earnings as Thacker Pass is in the development stage. If the development of Thacker Pass is successfully completed, the Company anticipates that it will retain its earnings and other cash resources for repayment of debt, future operations and the ongoing development of its business. As such, the Company does not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of the Company's board of directors (the “Board”), which will consider many factors including the Company's operating results, financial condition and anticipated cash needs. For these reasons, the Company may never pay dividends. In addition, the Company’s ability to pay dividends is, and may be in the future, limited by covenants contained in the DOE Loan, the JV Transaction documents, and the Orion Note, as well as other indebtedness it or its subsidiaries may incur in the future. Therefore, any return on investment in the Company’s Common Shares is solely dependent upon the appreciation of the price of its Common Shares on the open market, which may not occur.

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

The Company’s success depends on its ability to attract and retain key management, technical, construction and mining personnel in a highly competitive labor market, and any failure to do so could delay its projects and adversely affect its business

The Company’s future growth and operational success depend heavily on the continued service of its key officers, employees and consultants, as well as its ability to recruit, train and retain additional skilled personnel as development and construction activities expand. The market for qualified talent in the mining, construction and related technical fields is highly competitive at both the regional and national levels, with shortages of experienced personnel relative to demand. At the operational level, labor shortages in the Humboldt County area or the inability to attract and train personnel to work in the region could materially impact the execution of construction and operating plans at Thacker Pass.

The Company relies on a skilled, unionized workforce for construction and competes with other construction projects and mining companies for qualified managerial employees and skilled labor. Increased competition from other mining or infrastructure projects, particularly in the regions where the Company operates, may result in labor shortages, increased wage and benefit costs, or difficulties in recruiting and retaining personnel. Inflationary pressures on wages, increases in union-agreed compensation, and shortages of qualified workers are largely beyond the Company’s control and may increase operating and construction costs that the Company may not be able to offset.

To remain competitive, the Company may need to offer higher compensation packages and enhanced training and development opportunities, which could increase costs. Any prolonged inability to retain key personnel, attract new talent, or secure sufficient skilled labor could delay or suspend construction or operations, disrupt execution of the Company’s strategy, and have a material adverse effect on its business, financial condition, results of operations and prospects. In addition, the Company does not maintain “key-man” insurance for its directors, officers or key employees, and the loss of any such individuals could further adversely affect the Company.

Reliance on consultants and other third parties for expertise may result in delays or increased costs if their work is found to be incorrect or inadequate

The Company has relied on, and may continue to rely on, consultants and other third parties for expertise in mineral exploration, development, operations, and other business activities. The Company believes that those consultants are competent and that they have carried out their work in accordance with internationally recognized industry standards. However, if the work conducted by those consultants is ultimately found to be incorrect or inadequate in any material respect, the Company may experience delays or increased costs in developing its properties, either of which could adversely affect its business, financial condition or results of operations.

Compliance with regulatory requirements and potential litigation resulting therefrom could be costly, time-consuming and have a significant adverse impact on business and financial condition

The Company may be subject to a variety of regulatory requirements, and resulting investigations, claims, lawsuits and other proceedings in the ordinary course of its business, as a result of its status as a publicly traded company and because of its mining exploration and development business. For example, litigation related to environmental and climate change-related matters, and sustainability disclosure is also on the rise. The occurrence and outcome of any legal proceedings cannot be predicted with any reasonable degree of certainty due to the inherently uncertain nature of litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. Defense and settlement costs of legal claims can be substantial, even with respect to claims that are determined to have little or no merit.

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

The Company’s growing dependence on complex digital systems and third-party technologies increases exposure to evolving cybersecurity threats that could disrupt operations, result in financial, legal, and reputational harm, and require ongoing investment and governance oversight to mitigate

The Company’s increasing reliance on internally managed and third-party digital technologies to conduct business operations exposes it to significant cybersecurity risk. These systems support the recording and processing of operational and financial data and enable communication with business partners. The Company’s complex technology landscape and its dependencies on both internal and external systems heighten exposure to system failures, security breaches, ransomware, phishing, credential theft, social engineering, and other sophisticated cyberattacks. Some attacks may go undetected for extended periods. As the Company begins operations and production, it must also implement new information systems, creating additional risks such as implementation delays, execution failures, staffing challenges, cost overruns, data loss or compromise, and potential introduction of new cybersecurity vulnerabilities.

A successful cybersecurity incident could result in loss or unauthorized disclosure of intellectual property or sensitive data, operational disruptions including impacts to safety systems, damage to financial reporting processes, privacy violations, reputational harm, legal liabilities, regulatory scrutiny, and significant remediation costs. While the Company maintains cyber insurance coverage, policies contain limitations and may not cover all potential losses, including reputational damage or regulatory fines, and therefore may not fully mitigate financial exposure. Compliance with evolving data privacy and regulatory requirements also requires substantial resources, and failure to comply could result in legal, financial, and reputational consequences.

The Company mitigates cybersecurity risk through a structured program integrated into enterprise risk management and overseen by the Audit and Risk Committee, leveraging National Institute of Standards and Technology and Center for Internet Security based frameworks, periodic maturity assessments, and independent third-party testing. It maintains layered security controls including multi-factor authentication, centralized threat monitoring, endpoint protection, privileged access management, rapid patching, phishing simulations, and an incident response plan.

Despite these mitigation efforts, significant technology and cybersecurity risks still exist and the Company may need to increase investment as threats evolve in severity and sophistication. A material cybersecurity incident could disrupt operations, impair financial reporting and decision-making, result in regulatory penalties or litigation, damage the Company’s reputation, and materially adversely affect its business, financial condition, and results of operations.

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

If certain Canadian Tax requirements are not met, the Company and Lithium Argentina could be subject to substantial tax liabilities resulting from the Separation

In connection with the Arrangement, Old LAC applied for and received certain advance income tax rulings in Canada and the United States (together, the “Tax Rulings”). The Canadian Tax Ruling requested from Canadian tax authorities and received on July 12, 2023 requires, among other things, that the transfer of LAC North America comply with all requirements of the public company “butterfly” rules in section 55 of the Income Tax Act (Canada) (the “Tax Act”). Although the Arrangement was structured to comply with these rules, there are certain requirements of these rules that depend on events occurring after the Arrangement was completed or that may not be within the control of the Company and/or Lithium Argentina. For example, under section 55 of the Tax Act, the Company and/or Lithium Argentina will recognize a taxable gain on the transfer by Old LAC of LAC North America if: (i) a “specified shareholder” of the Company or of Lithium Argentina disposes of Company or Lithium Argentina shares (or property that derives 10% or more of its fair market value from such shares or property substituted therefor) to an unrelated person or partnership as part of the series of transactions which includes the transfer by Old LAC of LAC North America, (ii) there is an acquisition of control of the Company or Lithium Argentina that is part of the series of transactions that includes the transfer by Old LAC of LAC North America, (iii) a person unrelated to the Company acquires (generally otherwise than as a result of a disposition in the ordinary course of operations of the Company), as part of the series of transactions that includes the transfer by Old LAC of LAC North America, property acquired by the Company on the Separation that has a fair market value greater than 10% of the fair market value of all property received by the Company on the Separation, (iv) a person unrelated to Lithium Argentina acquires (generally otherwise than as a result of a disposition in the ordinary course of operations of Lithium Argentina), as part of the series of transactions that includes the transfer by Old LAC of LAC North America, property retained by Lithium Argentina on the Separation that has a fair market value greater than 10% of the fair market value of all property retained by Lithium Argentina on the Separation, or (v) certain persons acquire shares of Lithium Argentina (other than in specified permitted transactions) in contemplation of, and as part of the series of transactions that includes, the transfer by Old LAC of LAC North America. If these requirements are not met, the Company and/or Lithium Argentina would recognize a taxable gain in respect of the transfer by Old LAC of LAC North America to the Company as part of the Separation. If incurred, these tax liabilities could be substantial and could have a material adverse effect on the financial position of the Company and/or Lithium Argentina. Under the terms of the Tax Indemnity and Cooperation Agreement (as defined below), the Company and Lithium Argentina would generally be required to indemnify the other party for any such tax if it is the result of the indemnifying party (or its affiliates) breaching its covenant not to take any action, omit to take any action or enter into a transaction that could cause the Arrangement or any related transaction to be treated in a manner inconsistent with the Canadian Tax Ruling.

Certain events could cause the Arrangement to lose its intended tax-free status, leading to significant U.S. federal income tax liabilities for U.S. Shareholders

In connection with the Arrangement, Old LAC received a U.S. Tax Ruling from the IRS on July 13, 2023 substantially to the effect that the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement will be tax-free for U.S. federal income tax purposes under Section 355(a) of the Code. The U.S. Tax Ruling relies on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Lithium Argentina and the Company (including those relating to the past and future conduct of Lithium Argentina and the Company). Notwithstanding the receipt of the U.S. Tax Ruling, the IRS could determine on audit that receipt of Common Shares by the Company’s shareholders was treated as a taxable transaction if the IRS determines that any of the facts, assumptions, representations, statements or undertakings upon which the U.S. Tax Ruling was based are inaccurate or have been violated. If the IRS were successful in taking this position, the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement may be treated as a taxable dividend from the Company or capital gain with respect to such shareholders' ownership of Common Shares for U.S. federal income tax purposes, in which case U.S. Shareholders may be subject to significant U.S. federal income tax liabilities. In addition, certain events that may or may not be within the control of the Company could cause the Arrangement to subsequently fail to qualify as generally tax-free for U.S. federal income tax purposes under Section 355(a) of the Code, resulting in the receipt of Common Shares by the Company’s shareholders pursuant to the Arrangement being taxable to U.S. Shareholders as described immediately above. Accordingly, the Company cannot provide assurance that the intended U.S. tax treatment will be achieved or that U.S. Shareholders will not incur substantial U.S. federal income tax liabilities from the receipt of Common Shares pursuant to the Arrangement.

The Company faces restrictions to maintain tax-free status for shareholders, limiting its ability to pursue certain strategic transactions

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

Any indemnification claims related to the Separation may have a material adverse effect upon the Company

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

If classified as a PFIC, U.S. shareholders may face greater tax liabilities, interest charges and additional reporting obligations, impacting their overall tax situation

If the Company is classified as a “passive foreign investment company” (“PFIC”) within the meaning of Section 1297 of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, a U.S. shareholder who owns Common Shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes deemed deferred and additional U.S. tax reporting obligations. In general, a non-U.S. corporation will be a PFIC during a taxable year if, after applying certain look-through rules, either (i) 75% or more of its gross income constitutes passive income or (ii) 50% or more of its assets produce, or are held for the production of, passive income. Passive income generally includes interest, dividends, and other investment income.

The Company could be classified as a PFIC in 2026 or future taxable years. The determination of whether the Company is a PFIC is a factual determination that depends upon the composition of its income, assets and operations and the fair market value of such assets over the course of each taxable year and, accordingly, can only be made as of the close of each taxable year. The PFIC determination also depends, in part, upon the application of complex U.S. federal income tax rules that are subject to varying or differing interpretations. Thus, there can be no assurance that the Company will not be classified as a PFIC for any taxable year, or that the United States Internal Revenue Service (the “IRS”) or a court will agree with the Company's determination as to its PFIC status.

Under the PFIC rules, unless a U.S. shareholder makes certain U.S. federal income tax elections (which elections could have adverse consequences), such U.S. shareholders would be liable to pay U.S. federal income tax at the then-prevailing income tax rates on ordinary income plus interest on excess distributions and on any gain from the disposition of the Common Shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period for the Common Shares. Certain elections (such as a qualifying election fund (“QEF”) election or “mark-to-market” election) may be available that would result in alternative treatments of the Common Shares. The U.S. federal income tax treatment of the Common Shares that a U.S. shareholder received pursuant to the Arrangement is not entirely clear for purposes of the PFIC rules. Because U.S. shareholders can be treated as holding stock of a PFIC in periods prior to the Arrangement, U.S. shareholders may not be able to make a timely pedigreed QEF election with respect to Common Shares received pursuant to the Arrangement and may be subject to the adverse U.S. tax treatment described above.

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

The Company’s financial performance depends in part on the continued availability of tax credits relating to the production of critical minerals, which if not available, could limit the Company’s revenue once commercial production is reached and harm the Company’s business and financial condition

The range and duration of U.S. federal, state and local government incentives and regulations varies widely by jurisdiction. One method by which the U.S. federal government provides incentives relating to the production of critical minerals is in the form of tax credits. The Inflation Reduction Act of 2022 (the “IRA”), signed into law in August 2022, introduced the advanced manufacturing production credit under Section 45X of the Code (the “Section 45X Credit”), a tax credit established to support the domestic production of eligible critical minerals, including lithium. The Company expects to benefit from the Section 45X Credit from domestic production of lithium by reducing federal tax, by selling the Section 45X Credit, or by applying for “direct pay” from the U.S. government. The calculation of the amount of the Section 45X Credit, however, is not certain, and there is no guarantee that the Company’s calculation of its Section 45X Credit in the future will not be challenged by the IRS. Any changes or modifications to the Section 45X Credit or the monetization thereof, including phase outs or expirations and any associated changes to guidance or legal interpretations, may adversely affect the economics of the Company.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law and significantly modified, and in some cases, repealed, certain provisions originally established under the IRA. The OBBBA preserved the Section 45X Credit for eligible critical minerals, including lithium, but it introduced a phase out with respect to critical minerals over several years for production occurring after December 31, 2030 and imposed prohibited foreign entity (“PFE”) restrictions on taxpayers otherwise seeking to claim the Section 45X Credit.

The PFE restrictions disallow tax credits, including the Section 45X Credit, to taxpayers that are owned, controlled, or influenced by certain foreign entities, make payments to such entities, or are effectively controlled by such entities. Such ownership can be established through direct ownership, aggregated ownership, or stock attribution, and influence can occur in certain cases in which debt is issued to such foreign entities. “Effective control” is a broad concept and can occur through the grant of rights in agreements or licensing rights that are otherwise retained by such PFEs.

The PFE restrictions also apply to the use of certain critical minerals and taxpayers that receive “material assistance” from certain PFEs. Material assistance can be found to occur if a certain amount of foreign goods provided by a PFE is included in the Company’s product. These rules may require supply chain modifications, thereby potentially increasing costs and reducing demand, or restricting the Company’s access to tax credits. Preliminary interim guidance has been released by the U.S. Department of Treasury and IRS that further clarified methods for calculating material assistance cost ratios and provided a safe harbor for purposes of determining a taxpayer’s material assistance from a PFE. The U.S. Department of Treasury and the IRS have indicated that more comprehensive guidance relating to PFE limitations is forthcoming, which will be relevant to the Company’s business and operations.

The full implication of the OBBBA as it relates to tax credit modifications and PFE restrictions, its accompanying guidance, and potential future changes in law that may impact the Company’s business and operations cannot be known with certainty, and the Company may not recognize the Section 45X Tax Credits it currently anticipates.

Item 1B: Unresolved Staff Comments

None.

Item 1C: Cybersecurity

Cybersecurity Risk Management and Strategy

The Company operates across a complex and interconnected digital landscape and recognizes the ongoing need to identify, assess and manage material risks associated with information technology (“IT”) assets and operations. As part of the Company’s business operations, it may collect and store sensitive information, including proprietary and confidential business data, intellectual property, third-party information, employee details and other personal information. To store and process this information, and to maintain key business processes such as inventory management, payment processing, cash collection, human capital management, financial operations and other essential procedures, the Company relies on both its internal and third-party information systems. The effective management of the Company’s business depends on the reliability, security and capacity of these systems.

To mitigate these risks, the Company has developed a risk and compliance policy and technology-specific cybersecurity standard intended to protect the confidentiality, integrity and availability of the Company’s critical systems and information. The Company relies on known frameworks and incorporates controls from National Institute of Standards and Technology (“NIST”), Center for Internet Security (“CIS”) and Control Objectives for Information Technologies (“COBIT”) within its policies and standards. The Company has also retained a third-party that provides a security operations center service, as well as a separate third-party that provides cybersecurity advisory services and manages its cybersecurity awareness program. The Company recognizes that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, the Company has established separate processes and procedures to oversee and identify cybersecurity risks associated with its use of third-party service providers. Before contracting with certain technology service providers, when possible, the Company conducts due diligence to evaluate their cybersecurity capabilities. Additionally, the Company endeavors to include cybersecurity requirements in its contracts with these providers and endeavors to require them to adhere to security standards and protocols. Further, the Company also endeavors to engage with any third-party service providers with access to personally identifiable employee information to evaluate their security controls.

The Company’s risk management processes are integrated into the Company’s overall enterprise risk management system. The overarching cybersecurity program is aligned to the Company’s business strategy and shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational and financial risk.

Key elements of the Company's cybersecurity risk management program include:

•
annual risk assessments designed to help identify material cybersecurity risks to the Company's critical systems, information, products, services and broader enterprise IT environment;

•
designation of resources responsible for managing the Company's cybersecurity risk assessment processes, security controls and response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of security controls;
•
monthly training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
implementation of technical security controls including identity and access management, network monitoring and logging, endpoint protection, and regular penetration testing and vulnerability assessments.

As of the date of this Annual Report, though the Company and the third parties with whom it does business have experienced certain cybersecurity incidents, the Company is not aware of cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business, financial condition or results of operations. However, the Company recognizes that cybersecurity threats are constantly evolving, and the potential for future cybersecurity incidents persists. The Company’s VP, Information Technology, supported by the IT Security Department, is dedicated to monitoring and assessing these risks to ensure the security and continuity of operations. Despite the implementation of robust cybersecurity programs, no security measures can entirely eliminate the risk of a significant cyberattack. A successful breach of the Company’s IT systems could have substantial consequences for its business. While the Company allocates considerable resources to safeguard its systems and information, these efforts cannot guarantee complete protection. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, refer to Part I - Item 1A: Risks Related to the Company’s Business and Securities - Increased reliance on digital technologies and new information systems to support the growing business could increase costs and cybersecurity related threats.

Cybersecurity Governance

The Audit and Risk (“A&R”) Committee of the Board has specific responsibility for overseeing cybersecurity threats, among other things. The Company's Chief Financial Officer (“CFO”) provides the A&R Committee periodic reports on the Company’s cybersecurity risks and any material cybersecurity incidents, and the Board also receives quarterly cybersecurity reports.

With regards to cybersecurity risk assessment and management, from January 2025 to June 2025, the Company’s Senior Technology Specialist reported to the Company’s Senior Vice President, Finance and Administration (who reported to the CFO). In June 2025, the Company hired a VP, Information Technology, who reports to the CFO, to support the Company’s growth as we scale-up to major construction at Thacker Pass, and subsequently into operations. The VP, IT is ultimately responsible for assessing and managing the Company’s material risks from the cybersecurity threats and is supported by the IT Security Department. The VP, IT brings over 20 years of extensive expertise in IT and has a proven track record of delivering transformative digital strategies that align technology with business and operational goals. He has consistently driven digital innovation, optimized multimillion-dollar technology portfolios and led complex organizational change through periods of significant growth. Specific to cybersecurity, the VP, IT has experience in securing both IT and operational technology systems and assets across several industries.

The IT Security Department, in conjunction with third party security operations, and cybersecurity services, monitors the prevention, detection, mitigation and remediation of cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged, and alerts and reports produced by security tools deployed in the IT environment.

Item 2: Properties

The information on the Company’s primary asset, Thacker Pass, contained in this Form 10-K Item 2: Properties section has been derived from the Reports, is subject to certain assumptions, qualifications and procedures described in the Reports, some of which are not fully described herein, and is qualified in its entirety by the full text of the Reports.

Reference should be made to the full text of the Reports, effective December 31, 2024, which is filed as Exhibit 96.1 to this Annual Report and incorporated by reference herein. The S-K 1300 Technical Report is also available for viewing on the Company’s profile on EDGAR at www.sec.gov. The NI 43-101 Technical Report is also available for viewing on the Company’s profile on SEDAR+ at www.sedarplus.ca. All capitalized terms used in the disclosure below that are not otherwise defined shall have the meanings ascribed thereto in the Reports, as applicable.

The following description is taken from the Reports, and also includes certain information updated from the time of the filing of the Reports in accordance with the requirements of S-K 1300. For developments subsequent to December 31, 2025, refer to Part I – Item 1: Business – Organizational History and Recent Developments in this Form 10-K.

Thacker Pass Summary

In April 2025, the final investment decision was declared and Thacker Pass proceeded with major construction of the processing plant. For an overview and update on construction progress, refer to Part I – Item 1: Business – Thacker Pass Overview in this Form 10-K. As of December 31, 2025, approximately 150 acres have been disturbed at Thacker Pass in connection with construction activities. Among other things, construction is focused on the lithium processing facility and sulfuric acid plant, in addition to the development of permanent roads and entryways.

Thacker Pass is currently owned by a JV between LAC, which has a 62% ownership, and GM, which has a 38% ownership (in each case, subject to the exercise of the JV Warrant). On January 30, 2026, the Company issued the JV Warrant to the DOE, which have not been exercised as of the date of this Form 10-K. For more information on the JV, refer to Part I – Item 1: Business – Organizational History and Recent Developments in this Form 10-K.

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

Property Description and Location

Thacker Pass is located in Humboldt County in northern Nevada, approximately 100 km north-northwest of Winnemucca, approximately 33 km west-northwest of Orovada, Nevada, and 33 km south of the Oregon border. It is situated within Township 44 North (T44N), Range 34 East (R34E), and within portions of Sections 1 and 12; T44N, R35E within portions of Sections 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, and 17; and T44N, R36E, within portions of Sections 7, 8, 14, 15, 16, 17, 18, 19, 20, 21, 22, 23, and 29. The Project area is located on the United States Geological Survey (USGS) Thacker Pass 7.5-minute quadrangle at an approximate elevation of 1,500 m. Entrance to the Project can be found at 41o 41’ 40.6” N 118o 02’ 4.3” W.

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

Access to Thacker Pass is via the paved US Highway 95 and paved State Route 293; travel north on US-95 from Winnemucca, Nevada, for approximately 70 km to Orovada, Nevada and then travel west-northwest on State

Route 293 for 33 km toward Thacker Pass to the Thacker Pass site entrance. Driving time is approximately one hour from Winnemucca, and 3.5 hours from Reno. On-site access is via several gravel and dirt roads off of State Route 293. The closest international airport is located in Reno, Nevada, approximately 370 km southwest of Thacker Pass. The nearest railroad access is in Winnemucca, Nevada.

As at December 31, 2025, the net book value for the Thacker Pass property was $1,328.6 million.

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

Mineral Tenure

Thacker Pass is comprised of 2,829 unpatented mining claims and 39 mill site claims (together, the “Thacker Mining Claims”) owned or controlled by LN. LAC also owns 64.75 ha of private property in the Project area. LN and its affiliate KV Project LLC are the record owners of the Thacker Mining Claims and LAC’s unpatented mineral claims in the Montana Mountains.

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

At this time, the principal obligation imposed on LN in connection with holding the Thacker Mining Claims is to pay an annual maintenance fee, which represents payment in lieu of the assessment work required under the Mining Act, along with associated administrative filings. All obligations for the Thacker Mining Claims in Nevada, including annual fees for 2025-26 to the BLM and Humboldt County, have been fulfilled.

Royalties

Certain of the Thacker Mining Claims are subject to a 20% royalty payable to Cameco Global Exploration II Ltd. solely in respect of uranium (the “Uranium Royalty”). In addition to the Uranium Royalty, Thacker Pass is subject to a royalty on net revenue produced directly from ore, subject to a buy-down right. This royalty was granted to MF2, LLC (“MF2”), a subsidiary of Orion Mine Fine Finance (Master) Fund I LP (f/k/a RK Mine Finance (Master) Fund II L.P.) in 2013. MF2 subsequently transferred 60% of the royalty to Alnitak Holdings, LLC. This royalty has been included in the economic model on the assumption that the Thacker Pass owner will exercise its buy-down right to reduce the royalty from 8.0% to 1.75% by making an upfront payment of $22 million in or prior to the first year of operations. Under the current lithium carbonate pricing assumption the ongoing annual royalty payments will average $422/t lithium carbonate sold over the 85-year LOM (base case).

In April 2025, Orion entered into a PPA with the Company. Under the terms of the PPA, Orion will receive (i) fixed payments of $0.128 per tonne ($0.152 per tonne if the Delayed Draw Notes (as defined below) have been drawn) of the total lithium processed each year at Thacker Pass for a period of 72 quarters after first production, and (ii) variable payments of 0.96% (1.14% if the Delayed Draw Notes have been drawn) of total gross revenue in perpetuity, with the fixed and variable portions both applying to the first 41,500 tonnes of lithium processed each year, subject to certain adjustments relating to Thacker Pass total Phase 1 project costs. The production payments are subject to certain adjustments relating to the tonnage of battery-grade lithium carbonate equivalent sold. The variable payments are also subject to certain adjustments related to the future price of lithium. The PPA has not been included in the economic model of the Reports.

Permitting and Reclamation Obligations

In 2021, BLM approved a reclamation cost estimate for the Thacker Pass plan of operations of $47.6 million. Financial assurance in the amount of $13.7 million for the initial work plan was placed with the agency in February 2023 prior to initiating construction with the remaining amount to be placed as construction activities progress. The NDEP-BMRR approved the PoO with the issuance of draft Reclamation Permit 0415. On February 25, 2022, the NDEP-BMRR and then issued the final Reclamation Permit 0415. On June 25, 2024, the BLM approved a modification to the PoO, which included an updated facility layout and the addition of the countercurrent decantation circuits. A modified Reclamation Permit was issued by NDEP-BMRR in Q4 2024. The BLM requires the placement of a financial guarantee (reclamation bond) to ensure that all disturbances from the mine and process site are reclaimed once mining concludes. The financial guarantee was placed in February 2025 and approved by the BLM in March 2025.

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

In 1991, Chevron sold its interest in the claims to Cyprus Gold Exploration Corporation who allowed the claims to lapse. Jim LaBret, a claim owner who received exploration data from Cypress Gold Exploration Corporation, leased his claims in 2005 to Western Energy Development Corporation (“WEDC”).

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

On January 30, 2026, in accordance with the terms of the OWCA, the Company issued to the DOE: (i) the LAC Warrant and (ii) JV Warrant. Each of the LAC Warrant and the JV Warrant shall be automatically exercised in full on a cashless basis immediately prior to expiration, and the LAC Warrant shall additionally be exercised in full via cashless exercise on the 12-month anniversary of the Issuance Date and on each one-year anniversary of such date thereafter if the VWAP of the Common Shares over the 15 Trading Days ending immediately prior to such date exceeds $30.00 per share (as adjusted). As of the date of this Form 10-K, the DOE has not exercised the JV Warrant.

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

The total number of LAC blank, duplicate and standard samples analyzed by the laboratory during the Company’s Thacker Pass drilling campaign from 2010-2011 was 9.5% of the total samples assayed. The Company’s 2017-2018 drilling campaign averaged 11.1% quality control samples out of the total samples assayed. The Company’s 2023 drilling campaign averaged 10.5% quality control samples out of the total samples assayed. Assaying for all drilling averaged 10.5% check samples. This does not include ALS Global of Reno, Nevada internal check and duplicate samples.

Mineral Resource and Mineral Reserve Estimates

Following are the Mineral Resource and Mineral Reserve Estimates for Thacker Pass as of December 31, 2025, reported in accordance with S-K 1300 and NI 43-101.

Changes of Mineral Estimates from 2024 and 2025

There were no changes in reported Mineral Resources and Mineral Reserves for Thacker Pass for the years ended December 31, 2025 and 2024. At December 31, 2024 and December 31, 2025, LAC owned a 62% interest in Thacker Pass, including this mineral resource estimate, with GM owning the remaining 38%. Rene LeBlanc, PhD, SME, Vice President, Commercial and Product Strategy, a qualified person (“QP”) and an employee of the Company, has reviewed the mineral reserves and mineral resources and material assumptions included in this Form 10-K and confirmed that they remain current as of December 31, 2025.

Mineral Resource Estimates

The statement of Mineral Resources for Thacker Pass reported in accordance with S-K 1300 as of December 31, 2025 are presented in the table below. Mineral Resources are reported exclusive of Mineral Reserves in accordance with S-K 1300.

Mineral Resources Estimate as of December 31, 2025 as Reported under S-K 1300
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

Notes:

1.
Mineral Resource Estimate were prepared by a QP employed by Sawtooth Mining, LLC as of December 31, 2024 and remain current as of December 31, 2025.
2.
The Mineral Resource model has been generated using Imperial units. Metric tonnages shown in table are conversions from the Imperial Block Model.

3.
Mineral Resources are in situ and are reported exclusive of 1,056.7 million metric tonnes (Mt) of Mineral Reserves and the 14.3 Mt of LCE.
4.
Mineral Resources are reported using an economic break-even formula: “Operating Cost per Resource Short Ton”/“Price per Recovered Short Ton Lithium” * 10^6 = ppm Li Cutoff. “Operating Cost per Resource Short Ton” = US$86.76, “Price per Recovered Short Ton Lithium” is estimated: “Lithium Carbonate Equivalent (LCE) Price” * 5.3228 *(1 – “Royalties”) * “Metallurgical Recovery”. Variables are “LCE Price” = US$26,308/Short Ton ($29,000/tonne) Li2CO3, “GRR” = 1.75% and “Metallurgical Recovery” = 73.5%. For more information regarding the material assumptions underlying the mineral resources estimate, see Section 11 of the S-K 1300 Technical Report.
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
11.
Prior to the exercise of the JV Warrant, LAC owns a 62% interest of the Project, including this mineral resource estimate, with GM owning the remaining 38%.

The statement of Mineral Resources for Thacker Pass as of December 31, 2025 reported in accordance with NI 43-101 are presented in the table below. Mineral Resources are reported inclusive of Mineral Reserves in accordance with NI 43-101.

Mineral Resources Estimate as of December 31, 2025 as reported under NI 43-101
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

Mineral Resources Estimate as of December 31, 2025 as reported under NI 43-101
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

Notes:

1.
The QP who supervised the preparation of and approved disclosure for the Mineral Resources estimate is Benson Chow, P.G., SME-RM.
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
12.
Prior to the exercise of the JV Warrant, LAC owns a 62% interest of Thacker Pass, including this mineral resource estimate, with GM owning the remaining 38%.

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

Mineral Reserve Estimates

The statement of Mineral Reserves for Thacker Pass as of December 31, 2025, reported in accordance with S-K 1300 and NI 43-101, are presented in the tables below.

Mineral Reserves Estimate as of December 31, 2025 as Reported under S-K 1300
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

Notes:

1.
Mineral Reserves Estimate were prepared by a QP employed by Sawtooth Mining, LLC as of December 31, 2024 and remain current as of December 31, 2025.
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
4.
A sales price of $29,000 US$/tonne of Li2CO3 was utilized in the pit optimization resulting in the generation of the reserve pit shell in 2024. An overall slope of 27 degrees was applied. For bedrock material pit slope was set at 52 degrees. Mining and processing costs of $95.40 per tonne of ROM feed, a processing recovery factor based on the block model, and a GRR cost of 1.75% were additional inputs into the pit optimization. For more information regarding the material assumptions underlying the mineral reserve estimate, see Section 12 of the S-K 1300 Technical Report.
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
10.
Prior to the exercise of the JV Warrant, LAC owns a 62% interest of the Project, including this mineral reserve estimate, with GM owning the remaining 38%.

Mineral Reserve Estimate as of December 31, 2025 as reported under NI 43-101
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
10.
Prior to the exercise of the JV Warrant, LAC owns a 62% interest of Thacker Pass, including this mineral reserve estimate, with GM owning the remaining 38%.

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

The Report plans for developing four expansion phases at Thacker Pass after the current initial Phase 1. Lithium carbonate production from Phases 1 through 4 is designed for a nominal 40,000 t/y capacity per phase for a total nominal capacity of 160,000 t/y. Phase 5 expansion would be introduced at the time of Phase 4 expansion when mined ore grade decreases resulting in available capacity in the lithium carbonate crystallization circuits constructed during the initial four Phases. With full buildout, the process plant would operate 24 hours/day, 365 days/year with an overall availability of 88% and a mine life of 85 years. The total amount of ore processed from the mine plan is 1,057 Mt (dry).

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

Infrastructure, Permitting and Compliance Activities

Infrastructure and Logistics

Thacker Pass has the potential to be constructed in five phases. Each expansion, if approved as planned, would occur four years apart from each other with Phases 1, 2, 3 and 4 designed to produce a nominal 40,000 t/y of lithium carbonate from acid plants producing a nominal 2,250 t/d sulfuric acid. Phase 5 would occur at the same time as Phase 4 and is designed to include a 3,000 t/d sulfuric acid plant and a process plant to support higher leach feed rates through brine production only. Mined material and tailings will be moved by conveyors and trucks.

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

Roads

The planned traffic flow to the Project will primarily come from Winnemucca, Nevada along Highway 95 then onto State Route 293 (“SR-293”). Access improvements along SR-293 adjacent to the Project site were completed in 2023 with Nevada Department of Transportation (“NDOT”) oversight. Improvements included the development of three turn/deceleration lanes at the Phase 1 and 2 Process Plant Entrance, Construction Entrance and Mine Entrance along with cattle guard improvements on the BLM Pole Creek Road. These entrances will support the construction and operations during Phase 1 and 2 developments. By year 40 of the mine plan, it is anticipated that a portion of SR-293 will need to be relocated outside of the open pit extents.

SR-293 passes adjacent to the Project and connects the Kings River Valley to U.S. Highway 95 in Orovada, Nevada. During years 39 and 40, SR-293 would be rerouted outside of the proposed open pit limits to accommodate the later phases.

Additionally, an intersection in the town of Orovada, NV at US-95/ SR-293 junction was improved in 2023 with NDOT oversight to accommodate additional traffic to the Thacker Pass site. Construction and operations traffic to the site will generally travel northbound on US-95 and turn west onto SR-293. The highway improvements included a deceleration lane for traffic to turn onto SR-293.

Power Supply

Electrical power for Thacker Pass will be supplied by on-site power generation and via hydroelectric grid power from the local electric utility cooperative, Harney Electric Cooperative (“HEC”). A 115 kV transmission network line crosses the project site. Thacker Pass will generate a portion of the steady-state power demand via Steam Turbine Generators driven by steam produced by the sulfuric acid plant. The rest of the steady-state loads and any peaks will be serviced by power purchased from HEC.

The 115 kV transmission line and fiber optic cable line pass through Thacker Pass proposed open pit mine and connects the Kings River Valley Substation. During the years 39 and 40 highway realignment, the overhead 115 kV transmission and fiber optic communication line to the Kings River Substation will also be relocated.

As part of the Project, the Company is upgrading six regional substations and switching stations to enhance reliability for grid power from the local electric utility cooperative. This work is expected to be completed to energize the Project in Q4 2026.

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

Capital and Operating Costs

Capital Cost Estimate

Development capital costs are divided across the five construction phases with additional LOM capital required to relocate state route and power line infrastructure. Though Phase 1 has been optimized to exclude most of Phase 2 pre-investment where possible, it inherently includes the majority of civil earth works and site infrastructure to support Phase 2. If approved, Phase 2, 3 and 4 would include the addition of acid plants and construction of mineral and chemical processing facilities to produce an additional nominal 40,000 t of lithium carbonate per year from each phase. Phase 5 expansion is contemplated to occur at the same time as the Phase 4 expansion and would include the addition of an acid plant capable of producing 3,000 t/d sulfuric acid. Phase 5 processing circuits would include beneficiation through magnesium sulfate. Due to excess capacity available in the purification circuits constructed from Phases 1 through 4 the lithium extracted from Phase 5 would be introduced into the Phase 1-4 purification plants.

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

As of December 31, 2025, a total of $982.8 million of construction capital costs and other project-related costs have been capitalized.

The Company is targeting a Capex range of $1.3 billion to $1.6 billion for Thacker Pass Phase 1 for fiscal year 2026, as shown in the table below:

(US$)	2026 Capex Guidance
Thacker Pass Phase 1 construction costs(1)(2)	$1.2 - $1.5 billion
Other capitalized development costs for Thacker Pass(3)	$30 - $40 million
Capitalized interest on the DOE loan	$45 - $55 million
Total	$ 1.3 - $1.6 billion

Notes:

(1)
Thacker Pass Phase 1 construction costs do not include $8.0 million of community contributions that are required to be expensed under US GAAP, though these were included in the $2.93 billion Capex estimate per the Company’s Reports.

(2)
Thacker Pass Phase 1 construction costs include estimated tariff exposure for equipment and construction material sourced from Canada, China, India, UAE, Turkey and the European Union. The Company has been working toward limiting the effect of any potential tariffs on the Company’s construction supply chain, with approximately 75% of the total capital project cost structure related to labor, contractors and other services not expected to be directly affected by any potential tariffs. The Company continues to monitor closely potential tariff exposure; however, changes in tariffs and trade restrictions can be announced with little or no advance notice. The estimates provided are based on known information as of the date of this news release.
(3)
Other capitalized development costs are required to be capitalized under US GAAP, though these were not included in $2.93 billion Capex estimate per the Company’s Reports.

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

Production and Revenues

Phases 1 through 4 are each designed for a nominal production rate of 40,000 t/y of lithium carbonate. If approved as planned, the Phases would come online in years 1, 5, 9, and 13 respectively. A fifth phase would be constructed to produce brine only to feed the four previous phases. Actual production varies with the grade of ore mined and process chemistries in each year of the expected mine life of 85 years.

Product selling price has been forecasted over the study period at $24,000/t lithium carbonate. The annual average lithium carbonate production for the Base Case is 135,132 t/y (LOM total of 11,486,261 t/y) and the annual average revenue is $3.2 billion per year (LOM total of $275,670 million). The annual average lithium carbonate production for the Production Scenario is 124,867 t/y (Years 1-25 total of 3,121,685 t/y) and the annual average revenue is $3.0 billion per year (Years 1-25 total of $74,921 million).

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

Commercial Agreements

On February 16, 2023, as part of closing GM’s Tranche 1 Investment, Old LAC entered into the Phase 1 Offtake Agreement with GM pursuant to which Old LAC agreed to supply GM with lithium carbonate production from Phase 1 of Thacker Pass. As part of the Arrangement, the Phase 1 Offtake Agreement was assigned by Old LAC to the Company. Concurrently with closing of the DOE Loan in October 2024, the Phase 1 Offtake Agreement was extended to 20 years. As part of closing the JV Transaction in December 2024, GM also entered into an additional 20-year offtake agreement for up to 38% of production volumes from Phase 2 of Thacker Pass and will retain its right of first offer on the remaining balance of Phase 2 volumes. In October 2025, in addition to the OWCA, the Company and GM entered into an amendment to GM’s lithium offtake agreement to provide additional support to the Project. The amendment permits the JV to enter into additional third-party offtake agreements for certain remaining production volumes not forecasted to be purchased by GM for the first five years of Phase 1. The price under each Offtake Agreement is based on an agreed upon price formula linked to prevailing market prices. For additional details on the GM Transaction, see Part I – Item 1: Business – Organizational History and Recent Developments and Part I – Item 1: Business – GM Offtake.

In 2019, LN entered into a mine design, consulting and mining operations agreement with Sawtooth Mining, LLC (“Sawtooth Mining”), a subsidiary of NACCO Industries Inc. and North American Coal. Sawtooth Mining has exclusive responsibility for the design, construction, operation, maintenance, and mining and mine closure services for Thacker Pass, which will supply all of LN’s lithium-bearing ore requirements. Sawtooth Mining agreed to provide LN with the following (i) $3.5 million in seven consecutive equal quarterly instalments, with the final payment received in October 2020; and (ii) engineering services related primarily to mine design and permitting. During construction, Sawtooth Mining has agreed to provide initial funding for up to $50 million to procure all mobile mining equipment required for Phase 1 operations. Excluding these Sawtooth Mining investments, LN bears all costs of mining and mine closure. A one-time “success fee” payment milestone triggered on October 31, 2023 obligates LN to pay to Sawtooth Mining $4.7 million upon achieving commercial production, or accrue an 8% monthly interest on the “success fee” obligation thereafter if not paid in full. LN entered into master services agreements with EXP U.S. Services Inc. (“EXP”), ITAC Engineers, P.C. (“ITAC”), M3 Engineering & Technology Corp. (“M3”) and EDG, Inc. (“EDG"). EXP was contracted to develop the design and costing of the acid plant. In 2020, LN entered into master services agreements with M3 and ITAC to work with Sawtooth Mining and LN personnel to advance analysis and engineering of Thacker Pass. Subsequently, in 2021, LN entered into a master services agreement with EDG to act as an owner's engineer and evaluate the quality and coordination of work among the various engineering firms. EDG's team augmented LN's staffing and supported M3 and ITAC to support and guide interfaces between the engineering teams, equipment vendors and validate quality of work against their extensive catalog of project work.

In 2021, Aquatech International, LLC (“Aquatech") was contracted through a master services agreement to provide confirmation test work, equipment engineering, equipment manufacture and supply for purification and final product crystallization systems for the lithium carbonate production plant. Furthermore, and after a long and robust tender process, in November 2022, LN entered into an EPCM agreement with Bechtel for the construction of Phase 1. The EPCM agreement operates on a cost reimbursable basis.

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

In 2025, the Company entered into both an interconnection agreement and a power purchase agreement, with Harney Electric Cooperative. These agreements are, respectively, for the construction of power infrastructure to the project, and to secure 35 megawatts of hydropower administered by the Bonneville Power Administration for Phase 1 operations of Thacker Pass.

In 2025, the Company entered into an agreement with Target Hospitality Corp. for the design, installation, maintenance and operation of Company’s WFH located in Winnemucca, Nevada. The WFH houses employees engaged in the construction of Thacker Pass. The agreement between the Company and Target Hospitality Corp. operates on a cost reimbursable basis.

Item 3: Legal Proceedings

The Company is involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on the Company’s results of operations, liquidity or financial condition.

The Company has resolved or secured judicial dismissal of all legal and regulatory actions and proceedings, which arose in the ordinary course of resource development. On July 30, 2025, the Company finalized a settlement agreement relating to protests involving certain Project-related water rights, and related judicial appeals were subsequently dismissed. In connection with the closing of the settlement, the State Engineer confirmed that the Company’s water rights were in full force and effect. There are no current adversarial matters involving the Company or its regulatory authorizations.

Item 4: Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).

In October 2023, MSHA determined Thacker Pass was an operating mine.

During the fiscal year ended December 31, 2025, the Company and its subsidiaries did not experience any mining-related fatalities, receive any MSHA health and safety violations, orders and citations and was not subject to related assessments and legal actions.

PART II

Item 5: Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares trade on the NYSE and on the TSX under the symbol “LAC.” On March 18, 2026, there were 347,369,613 shares issued and outstanding held by 27 holders of record, which does not include shareholders for which shares are held in nominee or street name. The Company believes that more than half of its common shares are beneficially owned by investors in the United States.

Dividends

The Company has never declared or paid dividends on its Common Shares and does not expect to declare or pay dividends in the foreseeable future as a pre-production development company. In addition, the Company’s ability to pay dividends is, and may be in the future, limited by covenants under the DOE Loan, the JV Transaction and the Orion Note, as well as other indebtedness the Company or its subsidiaries incur. Therefore, any return on investment in the Company’s Common Shares is solely dependent upon the appreciation of the price of its Common Shares on the open market, which may not occur. In the future, in determining whether to declare dividends, the Board will consider the Company’s financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Item 6: Reserved

Not applicable.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the fiscal years ended December 31, 2025 and 2024 (“FY 2025” and “FY 2024,” respectively), in each case, together with the notes thereto. The financial information contained in this MD&A is derived from the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used, please refer to the discussion under “Use of Non-GAAP Financial Measures and Reconciliations.” This item should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in this annual report on Form 10-K.

The Company’s fiscal year is the 12-month period ending December 31. All references to “Q4 2025” and “Q4 2024” are to the fiscal quarters for the three-month periods ended December 31, 2025 and December 31, 2024 respectively. Amounts stated in this MD&A are in United States dollars, unless otherwise indicated.

BACKGROUND

Lithium Americas Corp. (the “Company”) is principally focused on development of Thacker Pass (“Thacker Pass” or the “Project”) a sedimentary-based lithium deposit located in the McDermitt Caldera in Humboldt County in north-western Nevada, USA. Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between General Motors Holdings LLC (“GM”) and the Company (together, the “JV Partners”). As of March 18, 2026, the Company owns a 62% interest in Thacker Pass and manages the Project (the “Manager”), and GM owns a 38% interest in Thacker Pass. The JV is consolidated in the consolidated financial statements of the Company.

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

The Company’s head office and principal address is Suite 3260, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

2025 and SUBSEQUENT TO DECEMBER 31, 2025 FINANCIAL AND CORPORATE HIGHLIGHTS

•
As of December 31, 2025, the Company had approximately $905.6 million in total cash and restricted cash, including $412.6 million at the JV.
•
During the year ended December 31, 2025, $611.6 million of construction capital costs and other project-related costs were capitalized. To December 31, 2025, a total of $982.8 million of construction capital costs and other project-related costs have been capitalized. See the Capital Expenditure and 2026 Capital Guidance section below for more details.
•
On October 7, 2025, the Company and the U.S. Department of Energy (“DOE”) entered into an omnibus waiver, consent and amendment (as amended the “OWCA”) for certain amendments to the Company’s loan from the DOE (“DOE Loan”). Pursuant to the OWCA, on January 30, 2026 (the “Issuance Date”), the Company issued to the DOE: (a) a warrant agreement to purchase up to 18,286,687 Common Shares of the Company at an exercise price of $0.01 per share (the “LAC Warrant”) and (b) a warrant agreement to purchase 8,656,509,695 non-voting units of the JV (the “Non-Voting Units”) at an exercise price of $0.0001 per unit (the “JV Warrant”).
o
As of March 18, 2026, the LAC Warrant and the JV Warrant have not been exercised.
•
The Company received its first advance on the DOE Loan of $435.0 million on October 20, 2025 and its second advance on the DOE Loan of $432 million on February 24, 2026.
•
During 2025, the Company entered into three separate at-the-market (“ATM”) programs, the last of which was completed in January 2026. Under these programs, during the year ended December 31, 2025, the Company sold 68.2 million common shares at an average price of $5.98 per share, for aggregate net

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

proceeds of $401.2 million after sales agent’s commission and other expenses. Subsequent to December 31, 2025, the last ATM program was completed, and the Company sold an additional 32.5 million common shares, at an average price of $5.92 per share, for net proceeds of $189.7 million after sales agent's commission and other expenses.
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
•
On October 10, 2025 and October 28, 2025, fund entities managed by Orion elected to convert a total of $97.5 million in accordance with the terms of the Notes. Following the conversions, total future interest payable under the Notes has been reduced pro rata.

2025 PROJECT AND CONSTRUCTION HIGHLIGHTS

The Company continues to progress major construction at Thacker Pass Phase 1. Construction milestones achieved in 2025 include:

•
As of December 31, 2025, detailed engineering design complete achieved 93%, while procurement was 60% complete.
•
At the end of December 2025, there were approximately 950 personnel on site at Thacker Pass, including approximately 740 manual craft and 210 additional site workers. The number of personnel is expected to increase to approximately 1,800 at peak construction in 2026.
•
In 2025, 1.69 million workhours were completed at Thacker Pass without a serious injury or lost-time incident, and the total recordable incident frequency rate was 0.21.
•
Foundation, rebar and concrete work continue at multiple facilities throughout the processing plant, including the Filter Building, the Magnesium Sulfate Building and Warehouse Facilities.
•
Multiple facilities at the Thacker Pass processing plant also progressed structural steel installation, including the Filter Building, Magnesium Sulfate Building and the Liquid Sulfur Tanks.
•
The installation of certain long lead equipment commenced in Q4 2025.
•
Active hydroseeding of disturbed areas across the site using native seeds was performed.
•
In September 2025, the Workforce Hub (“WFH”) became partially operational and welcomed its first residents. As of February 13, 2026, there were nearly 700 residents at the WFH. Occupancy at the WFH is expected to align with the hiring and ramp-up of construction workers.

The Company is growing its Operations and Business Readiness (“OBR”) team to de-risk the transition from the engineering, procurement and construction phases of Thacker Pass through commissioning, ramp up and into production and maintenance of the greenfield mining and chemical facility.

•
As of December 31, 2025, the OBR team had 25 employees. Hiring additional OBR team members is expected to ramp up throughout 2026 in preparation for pre-commissioning and process commissioning in late 2026 and throughout 2027.
•
Throughout 2025, the following key roles were filled: Site Operations Director, Lithium Carbonate Plant Manager, Sulfuric Acid Plant Manager, Maintenance Manager, Supply Chain Manager, Training Manager and Process Superintendent.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

•
The OBR team is currently preparing safety plans, operating procedures, multi-disciplinary training programs, emergency response training and other programs, which are being finalized and implemented.
•
The OBR team continues to conduct factory acceptance tests of key equipment and processes, while working with these vendors to learn best practices from their customers’ existing operations.

CAPITAL EXPENDITURE AND 2026 CAPEX GUIDANCE

As of December 31, 2025, a total of $982.8 million of construction capital costs and other project-related costs have been capitalized, of which $862.6 million is part of the total capital expenditure (“Capex”) estimate of $2.93 billion per the Company’s Technical Reports entitled “NI 43-101 Technical Report on the Thacker Pass Project Humboldt County, Nevada, USA,” (“NI 43-101 Technical Report”) and the “S-K 1300 Technical Report on the Thacker Pass Project Humboldt County, Nevada, USA,” both dated effective December 31, 2024 (together with the NI 43-101 Technical Report, collectively referred to herein as the “Reports”).

The Company is targeting a total Capex range of $1.3 billion to $1.6 billion for Thacker Pass Phase 1 for fiscal year 2026. The table below summarizes Capex cumulative to December 31, 2025 as well as 2026 Capex guidance.

(US$)	Cumulative to December 31, 2025	2026 Capex Guidance
Thacker Pass Phase 1 construction costs included in the total $2.93 billion Capex estimate(1)(2)	$862.6 million	$1.2 - $1.5 billion
Other capitalized development costs for Thacker Pass(3)	$93.1 million	$30 - $40 million
Capitalized interest, including the Orion Note and DOE Loan	$27.0 million	$45 - $55 million
Total	$982.8 million	$1.3 - $1.6 billion

Capex Notes:

(1)
Thacker Pass Phase 1 construction costs as of December 31, 2025 and those estimated for 2026 do not include $14.1 million and $8.0 million, respectively, of community contributions that are required to be expensed under US GAAP, though these were included in the $2.93 billion Capex estimate per the Company’s Reports.
(2)
Thacker Pass Phase 1 construction costs as of December 31, 2025 and those estimated for 2026 include actual tariffs incurred (through December 31, 2025) and estimated tariff exposure (estimated for 2026 based on known information as of February 19, 2026) for equipment and construction material sourced from Canada, China, India, UAE, Turkey and the European Union. The Company has been working toward limiting the effect of any potential tariffs on the Company’s construction supply chain, with approximately 75% of the total capital project cost structure related to labor, contractors and other services not expected to be directly affected by any potential tariffs. The Company continues to monitor closely potential tariff exposure; however, changes in tariffs and trade restrictions can be announced with little or no advance notice.
(3)
Other capitalized development costs are required to be capitalized under US GAAP, though these were not included in $2.93 billion Capex estimate per the Company’s Reports.

MATERIAL RELATIONSHIPS AND RELATED AGREEMENTS

DOE ATVM Loan Program

On October 28, 2024, the Company closed a $2.26 billion DOE Loan from the Office of Energy Dominance Financing (“EDF”), previously known as the Loans Program Office under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. The $2.26 billion DOE Loan included principal of $1.97 billion and capitalized interest during construction, which was estimated to be $289.6 million over a three-year period (based on an interest rate of 5.2%). The DOE Loan originally had a 24-year maturity with interest rates fixed from the date of each advance for the term of the loan at applicable U.S. Treasury rates without any additional credit spread. The DOE Loan was amended by the OWCA on October 7, 2025, as discussed in more detail below.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

On October 7, 2025, the Company and the DOE entered into the OWCA for certain amendments to the DOE Loan. Pursuant to the OWCA:

•
The DOE Loan expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256.0 million, while the DOE Loan principal remained the same at $1.97 billion. The interest rate that will be applied to amounts drawn under the DOE Loan remained unchanged at the applicable long-dated U.S. Treasury rate from the date of each draw with 0% spread. The DOE Loan tenor was set to approximately 23 years from date of first draw on the DOE Loan. The DOE Loan has a maturity date of July 20, 2048.
•
The DOE agreed to defer $184.0 million of scheduled debt service obligations under the DOE Loan, which were to occur in the first five years of loan repayment, with the total deferred balance reallocated across the remaining payment periods to maturity.
•
The Company is to contribute an additional $120.0 million to DOE Loan reserve accounts, to be funded within 12 months of the OWCA.
•
The Company agreed to issue to the DOE the LAC Warrant and the JV Warrant subject to customary conditions to be finalized through definitive documents and corporate approvals.

On January 30, 2026 (the “Issuance Date”), the Company issued to the DOE: (a) the LAC Warrant providing for, among other things, the right to purchase up to 18,268,687 Common Shares of the Company, which is equal to 5% of the Company’s total outstanding shares as of the Issuance Date, at an exercise price of $0.01 per share, exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms and (b) the JV Warrant, providing for, amongst other things, the right to purchase 8,656,509,695 Non-Voting Units, which is equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per unit, subject to customary anti-dilution adjustments and other terms. Each of the LAC Warrant and the JV Warrant shall be automatically exercised in full on a cashless basis immediately prior to expiration, and the LAC Warrant shall additionally be exercised in full via cashless exercise on the 12-month anniversary of the Issuance Date and on each one-year anniversary of such date thereafter if the VWAP of the Common Shares over the 15 Trading Days ending immediately prior to such date exceeds $30.00 per share (as adjusted).

On the Issuance Date, the JV, the Company, B.C. Corp, the LAC JV Member, GM and the DOE, entered into a Put, Call and Exchange Agreement (the “Put, Call and Exchange Agreement”). Under the Put, Call and Exchange Agreement, the DOE has a put right (the “DOE Put”) to require GM to elect to either (i) purchase, or cause the JV to purchase, the JV Warrant and any Non-Voting Units issued upon conversion thereof, as applicable (a “JV Warrant Sale”), or (ii) subject to applicable exchange approvals and compliance with securities laws, cause the JV Warrant and any Non-Voting Units issued upon conversion thereof, as applicable, to be exchanged for a warrant to purchase a number of the Company’s Common Shares (a “JV Warrant Exchange”) that would result in the DOE holding a percentage of the total issued and outstanding Common Shares equal to the then applicable Warrant Conversion Rate (as defined below). Additionally, the exercise (including any automatic exercise) of the LAC Warrant shall be deemed to be delivery of a put notice pursuant to the Put, Call and Exchange Agreement. The sale price for a JV Warrant Sale will be mutually determined in good faith by GM and the DOE. If GM and the DOE cannot agree on the sale price for a JV Warrant Sale within 60 days of delivery of the put notice or if the JV Warrant Sale is not completed within 90 days of the delivery of the put notice, the parties will cause a JV Warrant Exchange to occur. The (“Warrant Conversion Rate”) will be, as of the time of determination, the product of (i) 100 multiplied by (ii) the quotient obtained by dividing (A) the number of fully diluted Non-Voting Units in the JV held by the DOE by (B) the number of outstanding units in JV held by the LAC JV Member plus the number of fully diluted Non-Voting Units in the JV held by the DOE. The number of outstanding units in the JV held by the LAC JV Member is subject to adjustment in connection with (i) the funding of any incremental capital contribution to the JV or (ii) the transfer by the LAC JV Member of any units in the JV, in each case in accordance with the Amended and Restated Limited Liability Company Agreement of the JV.

In addition, from and after the earlier of the Scheduled Substantial Completion Date and the Substantial Completion Date of Thacker Pass (as such dates are defined in the Loan Arrangement Reimbursement Agreement), GM has a call right (the “GM Call”) to elect to effect, or cause the JV to effect, a JV Warrant Sale if a price can be agreed upon between GM and the DOE within 60 days of the delivery of the call notice. If GM and the DOE cannot agree

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

on the sale price within 60 days of delivery of the call notice or if the JV Warrant Sale is not completed within 90 days of the delivery of the call notice, the parties will cause a JV Warrant Exchange to occur.

On the Issuance Date, as required under the OWCA, the Amended and Restated Limited Liability Company Agreement of the JV was amended and restated to, among other things, set forth the rights, preferences and privileges of the Non-Voting Units (the “Second A&R LLCA”). The Second A&R LLCA requires all capital contributions (with certain specified exceptions) to be made at fair market value, including those required by the DOE Loan.

Periodic repayments of principal and interest commence January 20, 2029. The DOE Loan has a maturity date of July 20, 2048. The Company may prepay the loan at any time, subject to certain conditions, by paying principal plus accrued interest on outstanding advances.

General Motors Equity Investment, Joint Venture and Offtake

On October 15, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with GM to establish a JV for the purpose of funding, developing, constructing and operating Thacker Pass (“JV Transaction”). Prior to closing the JV Transaction on December 23, 2024, the Company transferred its interest and certain other assets into Lithium Nevada Ventures. In connection with the JV Transaction, the Company also closed an amendment to the DOE Loan on December 20, 2024 to accommodate changes relating to the JV Transaction.

Under the terms of the Investment Agreement, GM acquired a 38% asset-level ownership stake in Thacker Pass for $625.0 million in total cash and letters of credit, including $430.0 million of direct cash funding to the JV to support the construction of Phase 1 and a $195.0 million letter of credit facility (“LC Facility”) that can be used as collateral to support reserve account requirements under the DOE Loan. The key terms of the JV Transaction are summarized below:

•
Lithium Americas retained a 62% interest in Thacker Pass and manages the Project on behalf of the JV Partners.
•
GM acquired a 38% interest in Thacker Pass and committed $625.0 million in cash and letters of credit to the JV:
o
$330.0 million cash was contributed to the JV upon closing of the JV on December 20, 2024;
o
$100.0 million cash was contributed to the JV at FID for Phase 1 on April 1, 2025; and
o
$195.0 million LC Facility was posted by GM on August 5, 2025.
•
Lithium Americas contributed nearly $330.0 million of cash to the JV for its 62% ownership in the Project:
o
$138.3 million was contributed to the JV upon closing of the JV on December 20, 2024; and
o
$191.6 million was contributed to the JV at FID for Phase 1 on April 1, 2025.
•
On August 5, 2025, the LC Facility was released by GM to the Company. The LC Facility has no interest, a maturity consistent with the DOE Loan and will be withdrawn once replaced with cash that is generated by Thacker Pass.
•
A Board of Directors was established at the JV level to oversee the JV and approve the Project’s budgets and business plans, as well as implement policies to align with GM’s vendor requirements, including GM’s Human Rights Policy.

Pursuant to an offtake agreement, GM is required to purchase lithium production from Thacker Pass Phase 1, equal to 20% of GM’s specific lithium requirements, up to 100% of Phase 1 production volume (“Phase 1 Offtake Agreement”). Concurrently with closing of the DOE Loan, the Phase 1 Offtake Agreement was extended to 20 years. As part of the JV Transaction, GM also entered into an additional 20-year offtake agreement for up to 38% of production volumes from Phase 2 of Thacker Pass and retained its right of first offer on the remaining balance of Phase 2 volumes (“Phase 2 Offtake Agreement” and, together with the Phase 1 Offtake Agreement, the “Offtake Agreements”).

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

On October 7, 2025, in connection with the entry into the OWCA, the Company and GM agreed to amend the Offtake Agreement as follows: (i) the delivery dates for the “Annual Purchase Forecast” and “Annual Production Forecast” were accelerated by two months; (ii) the forecast period for the first five years of phase one was extended from two years to three years, with the second and third years remaining non-binding; (iii) the LAC-GM Joint Venture is required to prioritize GM’s volume requirements; (iv) for the first five years of phase one, the LAC-GM Joint Venture may enter into firm volume commitments with third parties, subject to a cap based on the difference between the Annual Production Forecast and GM’s Annual Purchase Forecast, and the cap will be 100% of the difference in the first year, 80% in the second year, and 60% in the third year, (v) GM’s Annual Purchase Forecast was capped at 20% year-over-year growth during the aforementioned period; (vi) after the first five years, (x) the forecast period reverts to two years, with the second year being non-binding and including no cap on GM’s Annual Purchase Forecast, and (y) third-party commitments are capped at 100% of the difference between forecasts in the first year and 50% in the second year of such forecasts; and (viii) if GM relinquishes volumes in non-binding forecast periods but later demonstrates a need for those volumes and incurs higher costs as a result of third-party purchases, GM would be entitled to a “profit true-up” equal to the volume procured multiplied by the difference between the third-party pricing and the implied JV pricing.

In the event that the DOE exercises the JV Warrant in full, the JV economic interests will be (prior to funding of the additional $120 million reserve accounts discussed above) 59% held by Lithium Americas, which will continue to be the manager of the Project, 36% by GM and 5% by the DOE, with voting interest in the JV remaining 62% for Lithium Americas and 38% for GM. The DOE has been granted the right to have an appointed representative as an observer at the JV Board meetings for so long as the DOE holds the JV Warrant or Non-Voting Units. The DOE and GM have certain rights to cause a DOE Put or GM Call, respectively, under the Put, Call and Exchange Agreement, which may result in an adjustment to the ownership of the JV upon the consummation of a JV Warrant Sale or JV Warrant Exchange.

Orion Resource Partners

On April 1, 2025, the Company closed the strategic investment of $250.0 million from fund entities managed by Orion, for the development and construction of the Orion Investment.

Orion purchased senior unsecured convertible notes with an aggregate principal amount of $195.0 million (the “Notes”) and entered into a PPA whereby Orion paid the Company $25.0 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass (together, the Notes and PPA represent an aggregate initial investment of $220.0 million). Orion has committed to purchase an additional $30.0 million in aggregate principal amount of Notes within two years (the “Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company.

The Notes will mature on April 1, 2030 and bear an initial conversion price of $3.78 per share, which represents a 43% premium to the Company's 5-day VWAP on the New York Stock Exchange ended on March 5, 2025. The Company pays interest on the Notes in-kind or in cash at a rate of 9.875% per annum until the maturity of the Notes. Under the terms of the PPA, Orion is entitled to receive fixed payments of $128 per tonne ($152 per tonne assuming draw of the Delayed Draw Notes) of the total lithium produced each year at Thacker Pass for a period of 72 quarters after first production. Orion is also entitled to receive additional variable payments of 0.96% of total gross revenue (1.14% of total gross revenue assuming draw of the Delayed Draw Notes) for the life of the mine. Both fixed and variable payments only apply to the first 41,500 tonnes of lithium produced each year and are subject to certain adjustments relating to total Phase 1 project costs. The production payments are also subject to certain adjustments related to the tonnage of battery-grade lithium carbonate equivalent sold. The variable payments are also subject to certain adjustments related to the future price of lithium.

On October 10, 2025 and October 28, 2025, Orion elected to convert a total of $97.5 million in accordance with the terms of the Notes. As a result, the Company issued an aggregate total of 25.8 million common shares of the Company to Orion. Following the conversions, total future interest payable under the Notes has been reduced pro rata.

The Company has granted Orion the right to designate an Independent Engineer and an Independent Environmental and Social Consultant to a technical committee of the Company’s management team to monitor

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

development.

Common Shares Offering

On October 1, 2025, the Company completed an ATM equity program established on May 15, 2025 (the “May 2025 ATM Program”). The Company issued and sold an aggregate total of 26.9 million common shares at an average price of $3.71 per share pursuant to the May 2025 ATM Program, for aggregate net proceeds of $97.8 million after sales agent's commission and other expenses.

On October 14, 2025, the Company completed an ATM equity program established on October 8, 2025 (the “October 2025 ATM Program”). The Company issued and sold an aggregate total 30.5 million common shares at an average price of $8.19 per share pursuant to the October 2025 ATM Program, for aggregate net proceeds of $246.4 million after sales agent's commission and other expenses.

On January 26, 2026, the Company completed an ATM equity program established on November 13, 2025 (the “November 2025 ATM Program”). The Company issued and sold an aggregate total 43.3 million common shares at an average price of $5.78 per share pursuant to the November 2025 ATM Program, for aggregate net proceeds of $246.7 million after sales agent’s commission and other expenses.

Department of War Grant

In August 2024, the Company received approval for an $11.8 million grant from the U.S. Department of War (previously known as the Department of Defense) to support an upgrade of the local power infrastructure and to help build a transloading facility.

RESULTS OF OPERATIONS

The Year Ended December 31, 2025 compared with the Year Ended December 31, 2024

The following table provides a summary of the Company’s consolidated results of operations for the years ended December 31, 2025 and December 31, 2024.

The selected consolidated financial information set out below has been derived from the Company's audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the related notes thereto.

	For the Year Ended December 31,		Increase/
(in US$ millions except for share amounts)	2025	2024	(decrease)
General and administrative expenses	$52.8	$28.1	$24.7
Transaction costs	32.3	22.2	10.1
(Gain)/ loss on financial instruments measured at fair value:
Gain on LAC and JV warrant obligations	(160.0)	-	(160.0)
Loss on convertible debt and conversion feature	171.0	-	171.0
Other income	(9.2)	(14.5)	(5.3)
Net loss	86.3	42.6	43.7
Net loss attributable to LAC stockholders	122.1	42.5	79.6
Net loss per share – basic and diluted attributable to common stockholders	(0.50)	(0.21)	0.29

General and administrative expenses for FY 2025 increased to $52.8 million (2024 - $28.1 million) due to increased hiring, professional fees and office and administration fees to support increased activities related to ongoing construction at Thacker Pass and increased reporting obligations associated with the DOE Loan and formation of the JV. In addition, as part of its commitment to the construction of Thacker Pass, the Company made a $14.1 million contribution toward funding the construction of the new Orovada K-8 school.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Transaction costs for FY 2025 increased to $32.3 million (2024 - $22.2 million). Transaction costs in 2025 primarily related to advisory and professional fees associated with the amendment to the DOE Loan and advisory fees due upon achieving FID for Thacker Pass Phase 1.

A gain on change in the fair value of the LAC Warrant of $59.6 million was recognized from the obligation date of October 7, 2025 to December 31, 2025. A gain on change in the fair value of the JV Warrant, including exchange obligations, of $100.4 million was recognized from the obligation date of October 7, 2025 to December 31, 2025. The change in the fair value of the warrant obligations primarily reflects the impact of the decrease in the Company's share price from $8.27 on October 7, 2025 to $4.36 at December 31, 2025.

A loss on the convertible debt and conversion feature of $171.0 million was recognized for the period from the April 1, 2025 inception date to December 31, 2025, including a fair value loss on the embedded derivative of $166.7 million and a $4.3 million loss on partial extinguishment of the host debt. The fair value loss on embedded derivative primarily reflects the impact of the increase in the Company’s share price from $2.76 on April 1, 2025 to $4.36 at December 31, 2025.

Other income decreased by $5.3 million in FY 2025 compared to FY 2024 due to a reduction in interest income arising from lower average balances available to be invested and lower interest rates.

Selected financial position information

(in US$ millions)	December 31, 2025	December 31, 2024	Increase/ (decrease)
Cash and restricted cash	$905.6	$594.2	$311.4
Mineral properties, plant and equipment, net	1,344.0	398.9	945.1
Total assets	2,579.0	1,044.9	1,534.1
Total liabilities	992.4	99.6	892.8
Total long-term liabilities	815.6	41.3	774.3

At December 31, 2025, total assets increased by $1,534.1 million from December 31, 2024, due primarily to a $311.4 million increase in cash and restricted cash, a $945.1 million increase in mineral properties, plant and equipment and a $300.3 million increase in deferred financing costs.

•
Cash and restricted cash increased primarily from the receipt of funds drawn under the DOE Loan, the Orion Investment, and proceeds received from the Company’s common shares offerings, offset by construction costs, general and administrative expenses and transaction costs. Funds received from advances on the DOE Loan are held in restricted bank accounts owned by LN and managed by a collateral agent.
•
Mineral properties, plant and equipment increased due to continued development of Thacker Pass, including costs associated with completion of the first phase of the WFH, engineering, procurement of raw materials, payments towards long-lead equipment as well as continued on-site construction works. In addition, finance costs related to Thacker Pass totaling $29.7 million, including interest associated with the Orion Investment and DOE Loan first draw, were capitalized in FY 2025. Construction activity and associated costs have accelerated since the closing of the DOE Loan on October 28, 2024, the creation of the JV on December 20, 2024 and achieving FID for Thacker Pass Phase 1 on April 1, 2025.
•
Deferred financing costs increased predominantly associated with the financing fees related to the DOE Loan amendment. Deferred financing costs will be expensed over the tenor of the DOE Loan, which is approximately 23 years from date of first draw. The DOE Loan has a maturity date of July 20, 2048. As Thacker Pass is currently under the development phase, the amortization of the deferred financing costs will be capitalized under mineral properties, plant and equipment.

At December 31, 2025, total liabilities increased including due to amounts recognized for the Orion Investment Notes and PPA of $189.7 million, the DOE Loan of $351.0 million ($435.0 million, net of amortized, debt issuance costs of $84.0 million) and the recognition of $234.1 million in warrant liabilities associated with the OWCA. In

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

addition, accounts payable increased by $87.1 million and accrued liabilities increased by $31.7 million as a result of a change in timing of payments compared to December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company has recurring net losses and negative operating cash flows and expects to continue to operate at a loss for the foreseeable future, which includes the period that Thacker Pass Phase 1 is under development. As the Company develops Thacker Pass, it will not generate revenues from operations and there is no expectation to generate any revenue from operations until after Thacker Pass begins production. Thacker Pass is targeting mechanical completion in late 2027 with production ramp up during 2028.

The Company believes that it will have sufficient available liquidity to carry out its business plans, including the currently planned development activities at Thacker Pass, for at least the next 12 months. Liquidity includes cash and restricted cash and available borrowing capacity under the DOE Loan. Beyond the next 12 months, until the Company is able to generate sufficient operating cash flows, the Company expects to meet its obligations and fund the development of Thacker Pass through any available cash and restricted cash as well as the financings it has secured; however, due to the conditions associated with such financings, there can be no assurance that the Company will successfully complete all of its contemplated financing plans. Additionally, the Company may, from time to time, and on an opportunistic basis as market conditions permit, engage in capital markets transactions to provide additional financing to support its capital and operating needs. The Company does not engage in currency hedging to offset any risk of currency fluctuations.

As at December 31, 2025, the Company had cash of $568.2 million (2024 - $593.9 million), restricted cash of $337.4 million (2024 - $0.3 million) and working capital (non-GAAP) of $734.8 million (2024 - $544.2 million). Advances under the DOE Loan, cash flows from Thacker Pass, and other amounts received by LN are required to be held in restricted cash accounts owned by LN and managed by a collateral agent, pursuant to a Collateral Agency and Accounts Agreement (as amended, the “Accounts Agreement”) entered into by and among LN, DOE, and Citibank, N.A., in its capacity as collateral agent (“Collateral Agent”) and Depositary Bank (“Depositary Bank”). Pursuant to the Accounts Agreement, LN must comply with certain reporting and notice requirements to draw upon or deposit amounts in the restricted cash accounts. Advances under the DOE Loan typically happen quarterly and the Company draws upon those funds on a monthly basis. On February 24, 2026, LN received its second advance under the DOE Loan of $432.0 million.

The Company has the following sources of liquidity or capital resources, which are also described above in sections 2025 and Subsequent to December 31, 2025 Financial and Corporate Highlights and Material Relationships and Related Agreements.

Debt

On April 1, 2025, the Company closed the Orion Investment for gross proceeds of $220.0 million. In addition, subject to certain conditions precedent, Orion agreed to purchase an additional $30.0 million in Delayed Draw Notes within two years upon request by the Company. In October 2025, Orion exercised its option to convert $97.5 million of the principal of the convertible debt and associated accrued interest into equity of the Company and 25.8 million common shares were issued to Orion. At December 31, 2025, the convertible debt principal balance was $110.5 million ($195.0 million at inception). The remaining principal and deferred interest is due in April 2030, unless redeemed or converted early.

On October 28, 2024, the Company closed the $2.26 billion DOE Loan under the ATVM Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. On October 7, 2025, the Company and the DOE entered into the OWCA for certain amendments to the DOE Loan. Pursuant to the OWCA, the DOE Loan expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256.0 million, while the DOE Loan principal remained the same at $1.97 billion. On October 20, 2025, the Company received its initial drawdown of $435.0 million under the DOE Loan. Under the terms of the DOE Loan, subject to conditions, the Company expects subsequent draws to occur approximately quarterly. The Company agreed to contribute an additional $120 million to the DOE Loan reserve accounts, to be funded within 12 months of the OWCA. Periodic payments of principal and interest do not commence until January 2029.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Joint Venture with GM

On October 15, 2024, the Company and GM entered into the Investment Agreement to establish the JV for the purpose of funding, developing, constructing and operating Thacker Pass. To December 31, 2025, GM contributed a total of $430.0 million of cash. In addition, as of August 2025, GM has provided one $195.0 million letter of credit facility which attracts no interest and matures at the same time as the DOE Loan, unless otherwise withdrawn under the Investment Agreement.

At December 31, 2025, the Company's net assets of $1.6 billion included $1.4 billion held in the JV (inclusive of GM's non-controlling interest), of which $861.3 million was held by LN. The DOE Loan imposes certain restrictions on the transfer of assets from LN to the Company, including prohibitions on dividend payments and loans from LN to the Company, the making of other payments to the Company, and transfers of any assets comprising part of the collateral package. Exceptions to such restrictions are possible upon the satisfaction of certain conditions, including attainment of certain construction milestones. The DOE Loan also requires LN to maintain a certain amount of working capital (non-GAAP) sufficient to cover project-related costs. Under the terms of the JV Transaction Documents, there are certain additional restrictions on asset transfers from LN to the Company, including transfers of material assets outside of the ordinary course of business or transfers involving assets with a value of greater than $5.0 million (subject to certain exceptions, including for sales of lithium in the ordinary course of business or sales of non-productive assets with a value of less than $10.0 million).

Equity Offerings

The following equity offerings presented a significant source of liquidity for the Company:

On April 22, 2024, the Company completed an underwritten public offering of 55.0 million common shares for aggregate gross proceeds to the Company of $275.0 million or net proceeds of approximately $262.1 million after deducting fees and share issuance costs.

As further described above under “Common Shares Offering”, the Company entered into three separate ATM programs during FY 2025, the last of which was completed in January 2026. Under these programs, during the year ended December 31, 2025, the Company sold 68.2 million common shares at an average price of $5.98 per share, for aggregate net proceeds of $401.2 million after sales agent’s commission and other expenses. Subsequent to December 31, 2025, the latest ATM program was completed, and the Company sold an additional 32.5 million common shares at an average price of $5.92 per share, for net proceeds of $189.7 million after sales agent's commission and other expenses.

Cash Flow Summary

	Year Ended December 31,
(in US$ millions)	2025	2024
Net cash used in operating activities	$(61.2)	$(13.0)
Net cash used in investing activities	(765.0)	(177.7)
Net cash provided by financing activities	1,137.6	589.1
Change in cash and restricted cash	311.4	398.4
Cash and restricted cash – beginning of year	594.2	195.8
Cash and restricted cash – end of year	$905.6	$594.2

Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was $61.2 million compared with $13.0 million during the year ended December 31, 2024. The $48.2 million increase was primarily attributable to changes in working capital and increases in general and administrative expenses which includes a $14.1 million contribution toward funding the construction of the new Orovada K-8 school for the year ended December 31, 2025.

Investing Activities

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Net cash used in investing activities for the year ended December 31, 2025 was $765.0 million compared with $177.7 million for the year ended December 31, 2024, an increase of $587.3 million relating principally to cash expenditures associated with increased construction activity at Thacker Pass in FY 2025 compared with FY 2024. Construction activity increased at Thacker Pass subsequent to the closing of the DOE Loan and the JV in the fourth quarter of 2024, FID on April 1, 2025 and First Draw on October 20, 2025.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $1.1 billion compared with $589.1 million for the year ended December 31, 2024. During FY 2025, the Company received net proceeds from several financing transactions, including $211.8 million associated with the Orion Investment, $100.0 million contribution from GM, $401.2 million associated with the Company's at-the-market programs, and $435.0 million from the first draw of the DOE Loan. In addition, in FY 2025, principal payments for finance lease obligations and deferred financing fees were paid. During FY 2024, the Company received $330.0 million in contributions from GM and net proceeds of $262.1 million from the underwritten public offering.

Contractual Obligations

The Company's contractual obligations, commitments under long-term purchase agreements and other commitments as at December 31, 2025 are disclosed in Notes 3, 10, 11 and 21 to the consolidated financial statements for the year ended December 31, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

As at December 31, 2025, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations or liquidity.

DECOMMISSIONING PROVISION AND RECLAMATION BOND

The carrying value of the liability for decommissioning that has arisen to date as a result of exploration and development activities at Thacker Pass at December 31, 2025 was $0.5 million (2024 - $0.3 million). The Company has a $1.7 million reclamation bond payable to the BLM guaranteed by a third-party insurance company. The current approved reclamation cost estimate for the Thacker Pass plan of operations is $47.6 million. Financial assurance of $13.7 million was placed with the agency in February 2023 prior to initiating construction with the remaining amount to be placed as construction activities progress.

CRITICAL ACCOUNTING ESTIMATES

The audited consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are more fully described in the notes to the audited consolidated financial statements, the Company has included below the accounting policies and estimates critical to its business operations and understanding of its financial results.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

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

Accounting and Valuation for Debt and Debt Facilities

The Company accounts for debt instruments, including convertible debt and the DOE Loan, as financial liabilities recorded at amortized cost unless a fair value election is applied. Interest cost is capitalized where the proceeds are used to fund the development of qualifying assets. Initial proceeds received are allocated between the debt host and any embedded derivative and other instruments in the same transaction. Any resulting discount is accreted over the term of the debt instrument using the effective interest rate method.

Embedded derivative features required to be separated by U.S. GAAP are carried at fair value with changes in fair value recognized through income or loss. The fair value of embedded derivative features require significant estimates and judgments to be made by management.

Direct and incremental costs incurred to obtain a debt facility, including fees paid to the lender and third-party transaction costs, are deferred once the facility is considered probable and are recorded as deferred financing costs associated with the loan commitment and are reclassified as a discount on debt once drawn, in proportion to amounts borrowed in relation to total borrowings expected under the facility.

Accounting and Valuation for Contracts on own equity

Contracts or embedded derivative features to issue common shares, other than through share-based payments issued in connection with goods or services, are evaluated to determine whether they are classified as financial liabilities or equity. Contracts on the Company's own equity include the conversion feature in the convertible debt and the warrants and exchange obligations issued to the DOE. Contracts that may be settled net in cash outside the control of the Company or are not indexed to equity are treated as financial liabilities, recorded at fair value with changes recorded through income or loss. To the extent an instrument subsequently becomes indexed to own equity and is eligible to be classified as equity, it is reclassified to equity at its fair value on the date of reclassification. The Company’s obligations under the LAC Warrant and a JV Warrant Exchange are subject to estimation which includes, along with the price of the underlying equity, estimates of future share issuances through sale of shares or conversion of convertible debt. The value of the JV Warrant and LAC’s obligation in the event of a JV Warrant Exchange are also affected by future issuance of units.

Royalties and Production Payments

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

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

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Consolidated Financial Statements.

USE OF NON-GAAP FINANCIAL MEASURES AND RECONCILIATION

The Company makes reference to certain non-GAAP measures. These measures are not recognized measures under U.S. GAAP, do not have a standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those U.S. GAAP measures by providing further understanding of the Company's liquidity from management’s perspective. Accordingly, these measures are not intended to represent, and should not be considered as alternatives to other performance measures derived in accordance with U.S. GAAP as measures of liquidity. In addition to results determined in accordance with U.S. GAAP, the Company uses “working capital”, a non-GAAP measure. This non-U.S. GAAP measure is used to provide investors with a supplemental measure of the Company's liquidity and thus highlight trends in the core business that may not otherwise be apparent when relying solely on U.S. GAAP measures.

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

	December 31, 2025	December 31, 2024	Change
Current assets	$911,639	$602,463	$309,176
Less: current liabilities	176,819	58,280	(118,539)
Working capital (non-U.S. GAAP)	$734,820	$544,183	$190,637

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

The Company’s Chief Financial Officer leads the Company’s overall financial management program, with support from the Senior Vice President, Finance and the Vice President, Financial Planning & Analysis, as well as the Company's formal enterprise risk management system and processes that identify, evaluate, prioritize, mitigate and monitor risk. On a quarterly basis, the Company’s leadership team reviews the enterprise risk register, and management presents updates and/or changes, including financial and market risks, to the A&R Committee and the Board.

The Company’s financial instruments are exposed to certain financial risks, including credit, interest rate, liquidity, commodity price and foreign currency risks.

Credit Risk

Credit risk exists with respect to the Company’s cash and restricted cash and GM’s LC Facility. The Company is subject to a concentration of credit risk by placing cash primarily with two Canadian and two U.S. banks. The LC Facility from GM is used as collateral to support the reserve account requirements under the DOE Loan, has no interest rate and a maturity consistent with the DOE Loan; it will be withdrawn once replaced with cash that is generated by Thacker Pass.

Interest Rate Risk

The Company’s DOE Loan has a tenor of approximately 23 years with interest rates fixed from the date of each monthly advance for the term of the loan at applicable U.S. Treasury rates, without any additional credit spread. The DOE Loan has a maturity date of July 20, 2048. On October 20, 2025, the Company received its first advance of $435 million on the DOE Loan and subsequent to December 31, 2025, the Company received its second advance of $432 million on February 24, 2026. The Orion Notes have a 5-year maturity and accrue interest at a contracted annual rate of 9.875%.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity is to evaluate current and expected liquidity requirements under both normal and stressed conditions to estimate and maintain sufficient reserves of cash and cash equivalents to meet its liquidity requirements in the short and long term. The Company prepares annual budgets, which are regularly monitored and updated as considered necessary. The DOE Loan agreement contains conditions that are required to be met prior to subsequent advances under the loan. GM made cash contributions of $330 million to the JV upon its formation on December 20, 2024 and contributed $100 million in cash at FID in April 2025. In addition, GM released a $195 million letter of credit facility in August 2025 in advance of first draw on the DOE Loan. On October 20, 2025, the Company received its first drawdown of $435 million on the DOE Loan. On February 24, 2026, LN received its second advance under the DOE Loan of $432.0 million.

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

Foreign Currency Exchange Rate Risk

The Company operates in both the U.S. and Canada, having employees and corporate offices in both the U.S. and Canada, and Thacker Pass is located in the U.S. Foreign currency exposures are related to buying, selling and financing in currencies other than the functional currencies of its operations. The Company raises funds in U.S. dollars and incurs expenditures substantially in U.S. dollars. At December 31, 2025, the Company’s most significant foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, primarily on corporate general and administrative costs incurred in Canada.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Lithium Americas Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lithium Americas Corp. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of loss, of changes in equity and non-controlling interest and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 19, 2026

We have served as the Company’s auditor since 2022.

PricewaterhouseCoopers LLP

PwC Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T.: +1 604 806 7000, F.: +1 604 806 7806, Fax to mail: ca_vancouver_main_fax@pwc.com

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

LITHIUM AMERICAS CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except for shares in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Cash (Note 5)	$568,226	$593,885
Restricted cash (Note 5)	337,383	288
Receivables	4,110	557
Prepaids and deposits	1,920	7,733
Total current assets	911,639	602,463

Investments measured at fair value (Note 6)	4,863	4,152
Mineral properties, plant and equipment, net (Note 7)	1,344,004	398,948
Deferred financing costs (Note 3)	311,808	11,529
Other assets (Note 8)	6,734	27,852
Total assets	$2,579,048	$1,044,944

LIABILITIES
Accounts payable	$87,848	$700
Accrued liabilities (Note 9)	83,441	51,764
Current portion of lease liabilities (Note 10)	5,530	5,816
Total current liabilities	176,819	58,280

Convertible debt and conversion feature (Note 11)	160,017	-
LAC warrant obligation (Note 3)	83,796	-
JV warrant obligation (Note 3)	150,295	-
DOE Loan (Note 3)	350,987	-
Royalty and production payment arrangements (Note 11)	50,844	20,715
Lease liabilities (Note 10)	15,668	16,821
Reclamation liabilities	473	288
Other liabilities (Note 10)	3,500	3,500
Total liabilities	$992,399	$99,604

Commitments (Note 21)

Non-controlling interest (Note 4)	$527,895	$310,336

STOCKHOLDERS’ EQUITY
Common stock, no par value, unlimited authorized; 314,335 and 218,465 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (Note 12)	1,279,902	655,068
Additional paid-in capital	-	35,618
Accumulated deficit	(221,148)	(55,682)
Total stockholders’ equity	1,058,754	635,004
Total liabilities, non-controlling interest and stockholders’ equity	$2,579,048	$1,044,944

Subsequent events (Note 22)

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Company is the primary beneficiary in a variable interest entity (“VIE”). See Note 2 for further information related to the Company’s VIE. The consolidated assets as of December 31, 2025 and December 31, 2024 include $2.1 billion and $0.9 billion, respectively, of assets for the VIE that can only be used to settle the obligations of the VIE. As of December 31, 2025 and December 31, 2024, these assets include Cash and Restricted cash of $412.6 million and $452.3 million, respectively; Receivables of $2.5 million and $0.1 million, respectively; Prepaids and deposits of $0.4 million and $6.1 million, respectively; Mineral properties, plant and equipment of $1.3 billion and $402.5 million, respectively; Deferred financing costs of $311.8 million and $nil, respectively; and, Other assets, non-current of $6.6 million and $27.5 million, respectively. The consolidated liabilities as of December 31, 2025 and December 31, 2024 include $670.1 million and $71.8 million attributable to the VIE, respectively, which include $639.8 million and $50.9 million, respectively, of liabilities of the VIE whose creditors have no recourse to the

Company. As of December 31, 2025 and December 31, 2024, these liabilities include Accounts payable of $87.4 million and $0.7 million, respectively; Accrued liabilities of $74.5 million and $24.1 million, respectively; Lease liabilities, current of $5.4 million and $5.6 million, respectively; Lease liabilities, non-current of $15.7 million and $16.7 million, respectively; JV warrant obligation of $101.9 million and $nil, respectively; DOE Loan of $351.0 million and $nil, respectively; Reclamation liabilities of $0.5 million and $0.3 million, respectively; and, Other liabilities, non-current of $3.5 million and $3.5 million, respectively.

LITHIUM AMERICAS CORP.

CONSOLIDATED STATEMENTS OF LOSS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares in thousands)

	Years ended December 31,
	2025	2024
Operating expenses
Exploration expenditures	$(19)	$(202)
General and administrative expenses (Note 15)	(52,822)	(28,096)
Total operating expenses	(52,841)	(28,298)
Other income (expense)
Transaction costs (Note 16)	(32,307)	(22,214)
Gain/(loss) on financial instruments measured at fair value:
Gain on LAC and JV warrant obligations (Note 3)	160,025	-
Loss on convertible debt and conversion feature (Note 11)	(171,040)	-
Gain/(loss) on investments measured at fair value (Note 6)	711	(6,662)
Other income	9,190	14,541
Total other expense	(33,421)	(14,335)
Net loss	$(86,262)	$(42,633)

Net income (loss) attributable to:
Common stockholders	$(122,087)	$(42,528)
Non-controlling interests	35,825	(105)
Total	$(86,262)	$(42,633)

Net loss per share attributable to common stockholders, basic and diluted (Note 13)	$(0.50)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	243,658	200,817

The accompanying notes are an integral part of the Consolidated Financial Statements.

LITHIUM AMERICAS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NON-CONTROLLING INTEREST

(Expressed in thousands of U.S. dollars, except shares in thousands)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity attributable to LAC shareholders	Non- controlling interest	Total equity and non-controlling interest
Balance, January 1, 2024	161,778	$383,063	$15,020	$(13,154)	$384,929	$-	$384,929
Issuance of common stock, net of issuance costs (Note 12)	55,000	262,146	-	-	262,146	-	262,146
Shares issued on conversion of stock-based awards (Note 12)	1,687	9,859	(9,859)	-	-	-	-
Stock-based compensation (Note 12)	-	-	10,898	-	10,898	-	10,898
Investment of General Motors in Lithium Nevada Ventures LLC (Note 4)	-	-	19,559	-	19,559	310,441	330,000
Net loss	-	-	-	(42,528)	(42,528)	(105)	(42,633)
Balance, December 31, 2024	218,465	$655,068	$35,618	$(55,682)	$635,004	$310,336	$945,340
Shares issued under public offerings, net of issuance costs (Note 12)	68,237	401,138	-	-	401,138	-	401,138
Shares issued on conversion of Orion convertible debt (Note 11)	25,794	215,205	-	-	215,205	-	215,205
Shares issued on conversion of stock-based awards (Note 12)	1,839	8,491	(8,491)	-	-	-	-
Stock-based compensation (Note 12)	-	-	11,228	-	11,228	-	11,228
Capital contribution to Lithium Nevada Ventures LLC (Note 4)	-	-	(38,355)	(43,379)	(81,734)	181,734	100,000
Net income (loss)	-	-	-	(122,087)	(122,087)	35,825	(86,262)
Balance, December 31, 2025	314,335	$1,279,902	$-	$(221,148)	$1,058,754	$527,895	$1,586,649

The accompanying notes are an integral part of the Consolidated Financial Statements.

LITHIUM AMERICAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	Year ended December 31,
	2025	2024
Operating activities
Net loss	$(86,262)	$(42,633)

Adjustments for:
Depreciation	46	46
Stock-based compensation (Note 12)	6,206	5,166
Amortization of right-of-use asset	1,000	946
Loss/(gain) on financial instruments measured at fair value:
Gain on LAC and JV warrant obligations (Note 3)	(160,025)	-
Loss on convertible debt and conversion feature (Note 11)	171,040	-
(Gain)/loss on investments measured at fair value (Note 6)	(711)	6,662
Other items	2,417	36
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(1,146)	3,726
Decrease in prepaids and deposits	127	301
Increase/(decrease) in accounts payable	13,687	(22)
Increase/(decrease) in accrued liabilities	(6,669)	13,632
Operating lease payments, net of non-cash interest accrual	(932)	(873)
Net cash used in operating activities	(61,222)	(13,013)
Investing activities
Additions to mineral properties, plant and equipment	(765,044)	(177,693)
Net cash used in investing activities	(765,044)	(177,693)
Financing activities
Proceeds from convertible debt and production payment arrangements, net of issuance and transaction costs (Note 11)	211,754	-
Proceeds from issuance of non-controlling interest (Note 4)	100,000	330,000
Proceeds from public offerings, net of issuance costs (Note 12)	401,181	262,146
Proceeds from DOE Loan (Note 3)	435,000	-
Deferred financing costs	(5,450)	(2,235)
Principal payments on finance lease obligations	(4,783)	(836)
Net cash provided by financing activities	1,137,702	589,075

Net increase in cash and restricted cash	311,436	398,369

Cash and restricted cash, beginning of year (Note 5) [1]	594,173	195,804
Cash and restricted cash, end of year (Note 5) [1]	$905,609	$594,173

1 December 31, 2025 and December 31, 2024 balances include restricted cash of $337.4 million and $0.3 million, respectively.

Supplemental disclosure with respect to cash flows (Note 19)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

1.
BACKGROUND AND BASIS OF PREPARATION

Background and Nature of Operations

Lithium Americas Corp. (the “Company”) is principally focused on development of Thacker Pass (“Thacker Pass,”) a sedimentary-based lithium project located in the McDermitt Caldera in Humboldt County in north-western Nevada, USA. The development of Thacker Pass is undertaken through a joint venture with General Motors Holdings LLC (“GM”) (Note 4).

The Company was incorporated on January 23, 2023, under the Business Corporations Act (British Columbia). The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “LAC.”

To date, the Company has not generated revenues from operations and has relied on financings to fund operations. The underlying values of mineral properties, plant and equipment, including Thacker Pass, are dependent on the existence of economically recoverable reserves, maintaining title and beneficial interest in the properties, and the ability of the Company to draw upon debt financing arrangements and/or raise additional capital to complete development and to attain future profitable operations.

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

The most significant areas requiring the use of management estimates and judgment relate to the accounting for the joint venture with GM, the accounting for debt and debt facilities including embedded derivatives, the accounting for the Notes and the accounting for the DOE Loan and warrant obligations, including fair value movements, the accounting for contracts on own equity, asset retirement obligations,

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

assessments of impairment for Thacker Pass and the fair value of financial instruments including marketable and equity securities. The Company bases its estimates and assumptions on historical experience and other factors believed to be reasonable at the time the estimate was made. However, due to the inherent uncertainties in making estimates, actual results may differ from amounts estimated in these consolidated financial statements and such differences could be material and require adjustments to reported amounts in future periods. In particular, it is reasonably possible that the estimate for the embedded conversion option in the Orion convertible debt and the value of the obligations for the LAC Warrant and JV Warrant could change in the near term in amounts that could be material, in particular, as a result of changes in the Company’s share price and, in the case of the LAC Warrant and the JV Warrant, additional issuance of equity by the Company, or changes in lithium prices. Further information related to risks and uncertainties are disclosed in notes 3, 11 and 20.

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

Cash and Restricted Cash

Cash consists of cash held with banks and their carrying amounts approximate their fair value.

The Company maintains certain cash balances that are subject to contractual restrictions and therefore not available for general corporate purposes. Restricted cash includes funds that may only be used to finance or pay for specific expenditures related to the construction of Thacker Pass, as defined under the terms of applicable agreements. Transfers of restricted cash for approved project expenditures are made in accordance with the terms of the governing agreements. Once funds are disbursed for qualifying expenditures, the related amounts are no longer considered restricted. The Company classifies restricted cash as current or non-current based on the expected timing of when the restrictions will lapse or the funds are expected to be used.

Investments

The Company’s investments in equity securities are measured at fair value at each period end with changes in fair value recognized in the Consolidated Statements of Loss.

Mineral Properties, Plant and Equipment

Property, plant and equipment (excluding mineral properties)

Property, plant and equipment (“PP&E”) is recorded at cost, net of accumulated depreciation. Expenditures for new assets and expenditures that extend the useful lives of existing assets are capitalized. Depreciation of ‘Machinery and equipment’ and ‘Property, plant and equipment’ is computed using the straight-line method over the estimated useful productive life of the assets, which ranges from 2 - 30 years. Leasehold improvements are amortized over the period of the lease or life of the asset, whichever is shorter. Amortization of right-of-use assets is included in depreciation expense. Construction-in-process (“CIP”) assets are reclassified to their final PP&E account and begin depreciation when the asset is substantially complete and ready for its intended use.

The assets’ residual values, useful lives, and depreciation methods are reviewed periodically and adjusted, if appropriate, when warranted. Gains or losses arising on the disposal of items of PP&E are determined

LITHIUM AMERICAS CORP.

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

Thacker Pass Construction-in-process assets

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

Impairment of Long-lived Assets

The Company reviews and evaluates its long-lived assets, which include property, plant and equipment, mineral properties and CIP assets, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events or circumstances that could indicate impairment include, but are not limited to, significant decreases in the market price of the assets, adverse changes in legal factors or the business climate, including changes in commodity prices, changes to the extent or manner in which the asset is being used or its physical condition, and costs significantly in excess of the amount originally expected.

In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment is determined to exist if the total undiscounted projected pre-tax future cash flows are less than the carrying amount of a long-lived asset or asset group. Once it is determined that an impairment exists, an impairment loss is measured and recorded based on the difference between the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts. This process involves significant judgments and estimates, including commodity prices, production costs, life of mine plans and discount rates.

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Leases

The Company leases office space, equipment, vehicles, and land.

At the inception of a contract, the Company assesses whether a contract is or contains a lease. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If the contract is determined to be a lease, it is classified as either an operating or a finance lease. Operating and finance lease right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit in the lease cannot be readily determined, the Company utilizes its incremental borrowing rate to determine the present value of future lease payments.

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

Debt and debt facilities

The Company accounts for debt instruments, including convertible debt and the U.S. Department of Energy (“DOE”) loan, as financial liabilities recorded at amortized cost unless a fair value election is applied. Interest cost is capitalized where the proceeds are used to fund the development of qualifying assets. Initial proceeds received are allocated between the debt host and any embedded derivative and other instruments in the same transaction. Any resulting discount is accreted over the term of the debt instrument using the effective interest rate method.

Embedded derivative features required to be separated by U.S. GAAP are carried at fair value with changes in fair value recognized through income or loss.

Direct and incremental costs incurred to obtain a debt facility, including fees paid to the lender and third-party transaction costs, are deferred once the facility is considered probable and are recorded as deferred financing costs associated with the loan commitment and are reclassified as a discount on debt once drawn, in proportion to amounts borrowed against total borrowings expected under the facility.

Contracts on own equity

Contracts or embedded derivative features to issue common shares, other than through share-based payments issued in connection with goods or services, are evaluated to determine whether they are classified as financial liabilities or equity. Contracts on the Company's own equity include the conversion feature in the convertible debt and the warrants and exchange obligations issued to the DOE. Contracts that may be settled net in cash outside the control of the Company or are not indexed to equity are treated as financial liabilities, recorded at fair value with changes recorded through income or loss. To the extent an instrument subsequently becomes indexed to own equity and is eligible to be classified as equity, it is reclassified to equity at its fair value on the date of reclassification.

LITHIUM AMERICAS CORP.

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

The Company accounts for the production payment as debt that is recorded at amortized cost. The discount portion is accreted over the term of the debt instrument using the effective interest rate method.

Reclamation Liabilities

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

Non-controlling Interests in Lithium Nevada Ventures LLC

As at December 31, 2025, the Company owned a 62% interest in Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”) which holds a 100% interest in Thacker Pass. General Motors Holdings LLC owns the remaining 38% interest in Lithium Nevada Ventures. The Company allocates the equity and income of Lithium Nevada Ventures based on a Hypothetical Liquidation at Book Value (“HLBV”) method. The HLBV accounting method is an approach that calculates the change in the claims of each member on the net assets of the investment at the beginning and end of each period. Each member’s claim is equal to the amount each party would receive or pay if the net assets of the investment were to liquidate at book value.

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

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The Company’s equity incentive plan allows for the grant of share options, restricted share units (“RSUs”), performance share units (“PSUs”) and deferred share units (“DSUs”). The cost of equity-settled payment arrangements is recorded based on the estimated fair value at the grant date and charged to earnings over the vesting period.

Each tranche in an award is considered a separate award with its own vesting period and grant date fair value. The fair value of each tranche is measured at the date of grant using the appropriate pricing model, including Monte Carlo simulation methodology for performance share units including a market-related condition. Stock-based compensation expense is recognized over the tranche’s vesting period based on the number of awards expected to vest. The number of awards expected to vest, and the estimated forfeiture rate is reviewed at least annually with any impact being recognized immediately.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reporting period.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-10 “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities”. ASU 2025-10 established authoritative guidance for the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. This guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses” which requires public companies to provide enhanced disclosures in the notes to the financial statements on the nature of certain expense captions presented on the face of the Consolidated Statements of Loss. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands public entities’ segment disclosures by requiring more detailed information about a reportable segment’s profit or loss and assets. ASU 2023-07 applies to all public entities that are required to report segment information in accordance with ASC 280 “Segment Reporting” and was effective for the Company for the fiscal year ended December 31, 2024 and interim periods commencing in fiscal 2025. The adoption did not have a material impact on the Company's consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about effective tax rate reconciliation and additional information on taxes paid that meet a qualitative threshold. The guidance is effective for the Company for the fiscal year ended December 31, 2025, and subsequent interim periods. The adoption did not have a material impact on the Company's consolidated financial statements or disclosures.

3.
DEPARTMENT OF ENERGY LOAN FACILITY AND WARRANT OBLIGATIONS

Original loan agreement

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The DOE and the Company’s subsidiary, Lithium Nevada LLC (“LN”), executed a loan agreement on October 28, 2024 for a construction facility with a maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest for a total of $2.26 billion, provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”), to fund eligible construction costs of Thacker Pass, over the period from the first advance through no later than November 30, 2028. The DOE Loan agreement was amended on December 20, 2024 to accommodate the formation of Lithium Nevada Ventures, a joint venture with GM (Note 4) to own a 100% interest in LN, which owns Thacker Pass. The DOE Loan originally had a 24-year maturity with interest rates fixed from the date of each advance for the term of the loan at applicable U.S. Treasury rates without any additional credit spread. The DOE Loan was amended by the OWCA (as defined below) on October 7, 2025. Without the OWCA, the Company determined it would be unable to meet the conditions of first draw under the loan agreement by the longstop date of October 31, 2025 and, accordingly, wrote off deferred financing costs associated with the original loan agreement (Note 16).

October 7, 2025 DOE ATVM Loan Program

On October 7, 2025, the Company and the DOE entered into an omnibus waiver, consent and amendment (as amended the “OWCA”) for certain amendments to the Company’s DOE Loan. As part of the OWCA, the DOE Loan expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256 million, while the DOE Loan principal remained the same at $1.97 billion. The interest rate to be applied to amounts drawn under the DOE Loan remained unchanged at the applicable long-dated U.S. Treasury rate from the date of each draw with 0% credit spread. The DOE Loan tenor changed to approximately 23 years from date of first draw on the DOE Loan. The DOE agreed to defer $184 million of scheduled debt service obligations under the DOE Loan, which were to occur in the first five years of loan repayment, with the total deferred balance reallocated across the remaining payment periods to maturity. The Company agreed to contribute an additional $120 million to the DOE Loan reserve accounts, to be funded within 12 months of the OWCA. In addition, as part of the OWCA, the Company agreed to issue warrants to the DOE by January 31, 2026, on the terms and conditions summarized below.

On January 30, 2026, (the “Issuance Date”), the Company issued to the DOE: (a) a warrant agreement to purchase up to 18,286,687 Common Shares, which is equal to 5% of the Company’s outstanding total shares as of the Issuance Date, at an exercise price of $0.01 per share (the “LAC Warrant”), exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the LAC Warrant and (b) a warrant agreement to purchase 8,656,509,695 non-voting units of the JV (the “Non-Voting Units”), which is equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per unit (the “JV Warrant”), exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the JV Warrant. Each of the LAC Warrant and the JV Warrant shall be automatically exercised in full on a cashless basis immediately prior to expiration, and the LAC Warrant shall additionally be exercised in full via cashless exercise on the 12-month anniversary of the Issuance Date and on each one-year anniversary of such date thereafter if the VWAP of the Common Shares over the 15 Trading Days ending immediately prior to such date exceeds $30.00 per share (as adjusted).

On the Issuance Date, the JV, the Company, B.C. Corp, the LAC JV Member, GM and the DOE, entered into a Put, Call and Exchange Agreement (the “Put, Call and Exchange Agreement”). Under the Put, Call and Exchange Agreement, the DOE has a put right (the “DOE Put”) to require GM to elect to either (i) purchase, or cause the JV to purchase, the JV Warrant and any Non-Voting Units issued upon conversion thereof, as applicable (a “JV Warrant Sale”), or (ii) subject to applicable exchange approvals and compliance with securities laws, cause the JV Warrant and any Non-Voting Units issued upon conversion thereof, as applicable, to be exchanged for a warrant to purchase a number of the Company’s Common Shares (a “JV Warrant Exchange”) that would result in the DOE holding a percentage of the total issued and outstanding Common Shares equal to the then applicable Warrant Conversion Rate (as defined below). Additionally, the exercise (including any automatic exercise) of the LAC Warrant shall be deemed to be delivery of a put notice pursuant to the Put, Call and Exchange Agreement. The sale price for a JV Warrant Sale will be mutually determined in good faith by GM and the DOE. If GM and the DOE cannot agree on

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

the sale price for a JV Warrant Sale within 60 days of delivery of the put notice or if the JV Warrant Sale is not completed within 90 days of the delivery of the put notice, the parties will cause a JV Warrant Exchange to occur. The “Warrant Conversion Rate” will be, as of the time of determination, the product of (i) 100 multiplied by (ii) the quotient obtained by dividing (A) the number of fully diluted Non-Voting Units in the JV held by the DOE by (B) the number of outstanding units in JV held by the Company plus the number of fully diluted Non-Voting Units in the JV held by the DOE. The number of outstanding units in the JV held by the LAC JV Member is subject to adjustment in connection with (i) the funding of any incremental capital contribution to the JV or (ii) the transfer by the LAC JV Member of any units in the JV, in each case in accordance with the Second A&R LLCA.

In addition, from and after the earlier of the Scheduled Substantial Completion Date and the Substantial Completion Date of Thacker Pass (as such dates are defined in the Loan Arrangement Reimbursement Agreement), GM has a call right (the “GM Call”) to elect to effect, or cause the JV to effect, a JV Warrant Sale if a price can be agreed upon between GM and the DOE within 60 days of the delivery of the call notice. If GM and the DOE cannot agree on the sale price within 60 days of delivery of the call notice or if the JV Warrant Sale is not completed within 90 days of the delivery of the call notice, the parties will cause a JV Warrant Exchange to occur.

Deferred financing costs of $400.2 million were recognized with the signing of the OWCA and were initially recorded as an asset on the Consolidated Balance Sheets. The deferred costs include $394.1 million relating to the fair value at inception of the LAC Warrant and JV Warrant and $6.1 million of costs paid to obtain the debt facility including fees paid to the lender and third-party transaction costs. The deferred financing costs are reclassified against the DOE Loan liability in proportion to the amounts borrowed in relation to total borrowings expected under the facility. These costs are amortized as interest costs over the term of the borrowing using the effective interest rate method.

Guarantee, security and covenants

Under the terms of the OWCA, the Company has guaranteed the full and timely payment of costs to complete construction of Thacker Pass and has guaranteed payment of any amounts borrowed under the DOE Loan.

The loan and guarantee are secured by, among other things, a pledge of all equity interests of LN, all assets of LN, and all tax credit proceeds received for monetization of tax credits generated by Thacker Pass. Advances under the DOE Loan, cash flows from Thacker Pass, and other amounts received by LN are required to be held in restricted cash accounts owned by LN and managed by a collateral agent.

The Company’s guarantee of the DOE Loan will remain in place until, among other things, (i) project completion has occurred; (ii) LN has paid at least four consecutive quarterly payments from operating revenues after project completion; and (iii) all reserve accounts are funded as required by the DOE Loan agreements.

The DOE Loan contains a variety of financial and nonfinancial compliance covenants. In the event of noncompliance with certain covenants, the DOE has the right to terminate the facility and demand any outstanding amounts immediately due and payable. The Company is in compliance with all covenants at December 31, 2025.

Borrowings under the DOE ATVM Loan Program

On October 20, 2025, LN received its first advance under the DOE Loan in the amount of $435.0 million. The first advance bears a fixed contractual interest rate of 4.38% per annum and repayments begin in January 2029.

Deferred financing costs of $88.4 million were recorded as debt issuance costs and offset against the carrying value of the first advance resulting in an initial net carrying value of $346.6 million. The effective

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

interest rate on the first draw, after giving effect to the amortization of the portion of deferred financing costs is approximately 6.36%.

	Principal	Debt Issuance Costs	Net Outstanding
Initial recognition on October 20, 2025	$435,000	$(88,362)	$346,638
Deferred interest costs	3,761	-	3,761
Amortization of debt issuance costs	-	588	588
Balance, December 31, 2025	$438,761	$(87,774)	$350,987

Warrant obligations

On October 7, 2025, in accordance with obligations under the OWCA, the Company recorded financial liabilities related to the LAC Warrant, the JV Warrant, and the Put, Call and Exchange Agreement.

Obligations pursuant to LAC Warrant

The obligation relating to the LAC Warrant was recorded as a financial liability, as the obligation was with respect to 5% of the Company’s total outstanding shares to be determined at a future date and, accordingly, was not considered indexed solely to the Company’s equity. The Company accounted for the LAC Warrant based on the contractual terms and agreement in principle between parties upon the execution of the OWCA on October 7, 2025. These terms were consistent with those included in the warrant agreements subsequently executed on January 30, 2026.

Obligations pursuant to JV Warrant and Put, Call and Exchange Agreement

The obligation related to the JV Warrant was recorded as a financial liability as the obligation was with respect to 5% of the JV’s total units, as if the JV Warrant had been exercised for the underlying units to be determined at a future date and, accordingly, was not considered indexed solely to the Company’s equity. The Company accounted for the JV Warrant based on the contractual terms and agreement in principle between parties including the put, call and conversion features therein, upon the execution of the OWCA on October 7, 2025. These terms were consistent with those included in the warrant agreements subsequently executed on January 30, 2026.

The contingent obligations of the Company and the JV arising from the DOE Put and GM Call options are considered embedded in the JV Warrant. The JV’s embedded written option to settle the JV Warrant in cash is included in the fair value of the JV Warrant on the JV’s Consolidated Balance Sheet, whereas the Company’s embedded written option to purchase the JV Warrant from the DOE is included in the fair value of the JV Warrant in the Company’s Consolidated Balance Sheet.

The following table represents a reconciliation from the initial recognition of the obligations pursuant to the LAC Warrant and JV Warrant on October 7, 2025 to the fair value of the warrant obligations at December 31, 2025:

	LAC Warrant Obligation	JV Warrant Obligation	Total Warrant Obligation
Initial recognition on October 7, 2025	$143,391	$250,725	$394,116
Gain on change in fair value recognized in the Consolidated Statements of Loss	(59,595)	(100,430)	(160,025)
Balance, December 31, 2025	$83,796	$150,295	$234,091

LITHIUM AMERICAS CORP.

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

As of closing of the JV on December 20, 2024, the Company owned a 62% majority equity interest in the JV and operates the joint venture through its majority voting rights and a management services agreement under which the Company provides executive level, administrative and other services to the JV. GM owns 38% interest in the joint venture. In exchange for a 38% membership interest in Lithium Nevada Ventures, GM contributed $330.0 million of cash and committed to provide a $195.0 million Letter of Credit (“LC Facility”) to support collateral requirements under the DOE Loan. The Company contributed a further $138.3 million in cash to the JV and provided additional financial support in the form of a guarantee of the DOE Loan and deferral of management fees and cost reimbursements.

On April 1, 2025, the Company and GM announced the Final Investment Decision (“FID”) for Thacker Pass Phase 1 and made cash contributions to the JV of $191.6 million and $100.0 million (the “GM FID capital contribution”), respectively. On August 5, 2025, the LC Facility was released by GM to LN.

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

The net assets, respective interests and non-controlling interest of Lithium Nevada Ventures are as follows:

	December 31, 2025	December 31, 2024
Assets	$2,059,293	$888,486
Liabilities	(670,097)	(71,813)
Net assets	$1,389,196	$816,673

GM’s non-controlling interest	$527,895	$310,336
The Company’s controlling interest	861,301	506,337
Net assets	$1,389,196	$816,673

Non-controlling interest in Lithium Nevada Ventures
Balance at beginning of period	$310,336	$-
On initial recognition as at December 20, 2024	-	310,441
GM FID capital contribution	110,804	-
Capital contribution to Lithium Nevada Ventures LLC	70,930	-
Non-controlling interests share of income (loss) [1]	35,825	(105)
Balance at end of period	$527,895	$310,336

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

1 The Company allocates income and net assets between the controlling and non-controlling interests based on a hypothetical liquidation at book value.

The assets of the JV, including cash and restricted cash of $412.6 million and $452.3 million at December 31, 2025 and December 31, 2024, respectively, can only be used to settle the obligations of the JV and are not available to the Company for general corporate purposes.

The Company’s maximum exposure to loss includes (i) the carrying value of the Company’s interest as shown in the table above; (ii) upon funding of the DOE Loan, (a) all costs necessary to achieve completion of construction of Thacker Pass; and, (b) all outstanding borrowings and interest thereon under the DOE Loan (Note 3); and (iii) costs associated with the management services agreement and incentive compensation for personnel involved in the JV, to the extent such amounts cannot be supported by the operations of the JV ($9.2 million as at December 31, 2025 and negligible December 31, 2024).

The JV agreement contains certain conditions which, if not met, could require the JV to repurchase GM’s non-controlling interest. GM’s investment is subject to ongoing covenants related to the JV’s compliance with specified laws and regulations. In the event the JV or parties acting on its behalf (including employees, directors, officers, the Company and others) do not comply with these provisions and such noncompliance is not cured and corrected in all material respects within specified periods, GM may pursue any one, or a combination, of the following remedies: (a) sell all or a portion of its equity interest in the JV to a third party; (b) put all or a portion of its equity back to the JV for (i) $1, if the DOE Loan is then in effect or (ii) if the DOE Loan has been terminated, at a price equal to the greater of the fair value, book value or the aggregate GM contribution of such equity on a per share basis, limited to the availability of funds in the JV in excess of those needed for the JV to continue as a going concern. As a result of these provisions, which are outside the Company’s control, the non-controlling interest is presented as temporary equity. No adjustment has been made to the carrying value of non-controlling interest due to these provisions, as the Company has determined it is not probable at the balance sheet date that either of these put options will become exercisable.

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

GM Offtake Agreements

Pursuant to an offtake agreement, GM is required to purchase lithium production from Thacker Pass Phase 1, equal to 20% of GM’s specific lithium requirements, up to 100% of Phase 1 production volume (“Phase 1 Offtake Agreement”). Concurrently with closing of the DOE Loan on October 28, 2024, the Phase 1 Offtake Agreement was extended to 20 years to coincide with the expected maturity of the DOE Loan. As part of the formation of the JV on December 20, 2024, GM also entered into an additional 20-year offtake agreement for up to 38% of production volumes from Phase 2 of Thacker Pass and retained its right of first offer on the remaining balance of Phase 2 volumes (“Phase 2 Offtake Agreement” and together with the Phase 1 Offtake Agreement, the “Offtake Agreements”).

On October 7, 2025, in connection with the entry into the OWCA, the Company and GM agreed to amend the Phase 1 Offtake Agreement as follows: (i) the delivery dates for the “Annual Purchase Forecast” and “Annual Production Forecast” (each as defined in the Phase 1 Offtake Agreement) are accelerated by two months; (ii) the forecast period for the first five years of phase one is extended from two years to three years, with the second and third years remaining non-binding; (iii) the JV is required to prioritize GM’s volume requirements; (iv) for the first five years of Phase 1, the JV may enter into firm volume commitments

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

with third parties, subject to a cap based on the difference between the Annual Production Forecast and the Annual Purchase Forecast, and the cap is 100% of the difference in the first year, 80% in the second year, and 60% in the third year; (v) GM’s Annual Purchase Forecast is capped at 20% year-over-year growth during the aforementioned period; (vi) after the first five years, (a) the forecast period reverts to two years, with the second year being non-binding and includes no cap on GM’s Annual Purchase Forecast, and (b) third-party commitments are capped at 100% of the difference between forecasts in the first year and 50% in the second year of such forecasts; and (vii) if GM relinquishes volumes in non-binding forecast periods but later demonstrates a need for those volumes and incurs higher costs as a result of third-party purchases, GM would be entitled to a “profit true-up” equal to the volume procured multiplied by the difference between the third-party pricing and the implied JV pricing.

Previous GM Agreement and Tranche 2 Investment Agreement

On October 15, 2024, an investment agreement with GM was terminated, resulting in a gain on change in fair value of $0.4 million for the year ended December 31, 2024.

5.
CASH AND RESTRICTED CASH

	December 31, 2025	December 31, 2024
Cash	$568,226	$593,885
Restricted cash	337,383	288
Total	$905,609	$594,173

As at December 31, 2025, $1.4 million of cash and restricted cash was held in Canadian dollars (2024 – $0.8 million), and $904.2 million in US dollars (2024 – $593.4 million).

Advances under the DOE Loan, cash flows from Thacker Pass, and other amounts received by LN are required to be held in restricted cash accounts owned by LN and managed by a collateral agent, pursuant to a Collateral Agency and Accounts Agreement (as amended, the “Accounts Agreement”) entered into by and among LN, DOE, and Citibank, N.A., in its capacity as collateral agent (“Collateral Agent”) and Depositary Bank (“Depositary Bank”) (Note 3). Pursuant to the Accounts Agreement, LN must comply with certain reporting and notice requirements to draw upon or deposit amounts in the restricted cash accounts. As at December 31, 2025, such amounts totaled $337.1 million (2024 - $nil).

The Company is subject to a concentration of credit risk in relation to cash and restricted cash. The Company’s maximum exposure to credit risk for cash and restricted cash is the amount disclosed in the Company’s Consolidated Balance Sheets. All cash and restricted cash is held through two Canadian chartered banks and two U.S. chartered banks. The Company is subject to a concentration of credit risk by placing cash primarily with two Canadian banks and two U.S. banks. The Company regularly reviews its cash and restricted cash, as well as economic conditions, to determine whether an allowance for expected losses is necessary.

6.
INVESTMENTS MEASURED AT FAIR VALUE

	December 31, 2025	December 31, 2024
Investments in GT1 (ASX;GT1) (Note 20)	$365	$537
Investments in Ascend Elements (Note 20)	4,498	3,615
Total	$4,863	$4,152

The Company holds 13,301 common shares (representing approximately 2% ownership) of Green Technology Metals Limited (ASX: GT1) (“GT1”), a North American focused lithium exploration and

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

development public company with hard rock spodumene assets in north-western Ontario, Canada. A loss on change in fair value of GT1 of $0.2 million for the year ended December 31, 2025 (2024 - $2.0 million) was recognized in the Consolidated Statements of Loss.

At December 31, 2025, the Company holds 806 series C-1 preferred shares of Ascend Elements, Inc. (“Ascend Elements”), a private US based lithium-ion battery recycling and engineered material company. A gain on change in fair value of Ascend Elements at December 31, 2025 of $0.9 million (2024 - loss of $5.0 million), determined based on the Company’s assessment of Ascend Elements’ fair value, was recognized in the Consolidated Statements of Loss. The Company accounts for the Ascend Elements equity investment at fair value, which is based on a review of Ascend Elements’ business developments, financings and trends in the share prices of other companies in the same industry sector (Note 20).

7.
MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET

	December 31, 2025	December 31, 2024
Thacker Pass - construction in progress [1]	$1,235,620	$378,957
Thacker Pass - property, plant and equipment	98,740	-
Machinery and equipment	3,955	2,638
Finance lease right-of-use assets	19,912	19,948
Other	-	1,116
Total mineral properties, plant and equipment	1,358,227	402,659
Accumulated depreciation	(14,223)	(3,711)
Total mineral properties, plant and equipment, net	$1,344,004	$398,948

1
At December 31, 2025, includes prepaid construction costs of $75.0 million and deposits on long-lead equipment of $268.7 million, all related to Thacker Pass. In addition, amount includes capitalized amounts for deferred interest on the Notes of $13.0 million, discount amortization of $9.1 million on the Notes and PPA, deferred interest on the DOE Loan of $2.3 million, and $3.2 million (2024 - $2.8 million) of interest on other loans.

During the year ended December 31, 2025, stock-based compensation related to restricted share units (“RSUs”) of $1.6 million was capitalized to Thacker Pass (2024 - $2.4 million). During the year ended December 31, 2025, no stock-based compensation related to performance share units (“PSUs”) was capitalized to Thacker Pass (2024 - $0.3 million).

8.
OTHER ASSETS

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$6,734	$3,458
Deposits on long-lead equipment	-	24,394
Total	$6,734	$27,852

Operating lease right-of-use assets include office leases and a land lease associated with Thacker Pass.

9.
ACCRUED LIABILITIES

Accrued liabilities are comprised of the following items:

	December 31, 2025	December 31, 2024
Trade accruals	$72,843	$43,621
Employee related benefits	10,598	8,143
Total	$83,441	$51,764

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

10.
LEASES AND OTHER LIABILITIES

Lease liabilities include the following:

	December 31, 2025	December 31, 2024
Finance Leases
Vehicle and equipment leases	$4,758	$4,782
Operating Leases
Office leases	699	963
Land lease	73	71
Current portion of lease liabilities	$5,530	$5,816

Finance Leases
Vehicle and equipment leases	$9,471	$14,230
Operating Leases
Office leases	4,371	787
Land lease	1,826	1,804
Non-current portion of lease liabilities	$15,668	$16,821

Leases for office space, vehicles and equipment have a range of terms between 1 to 10 years with remaining lease terms ranging from 0.4 to 10 years at December 31, 2025. In November 2023, the Company entered into a 40-year land lease for land near the City of Winnemucca, Nevada.

The following is a schedule of future minimum lease payments under noncancellable finance and operating leases as of December 31, 2025.

	Operating Leases	Finance Leases
2026	$1,011	$5,721
2027	666	5,320
2028	672	4,941
2029	620	-
2030	639	-
Thereafter	7,838	-
Total minimum lease payments	11,446	15,982
Less: amounts representing interest	(4,477)	(1,753)
Present value of net minimum lease payments	6,969	14,229
Less: current portion of lease liabilities	(772)	(4,758)
Non-current lease liabilities	$6,197	$9,471

Other liabilities

A third-party mining contractor has been contracted to design, consult and conduct mining operations of Thacker Pass. The service provider provided an advance of $3.5 million. The Company will pay a success fee to the mining contractor of $4.7 million upon achieving certain commercial mining milestones or repay the $3.5 million advance without interest if such commercial mining milestones are not met.

11.
CONVERTIBLE DEBT, ROYALTY AND PRODUCTION PAYMENT ARRANGEMENTS

On April 1, 2025, the Company closed the strategic investment of $250.0 million from fund entities managed by Orion, for the development and construction of Phase 1 of Thacker Pass (the “Orion Investment”).

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

At closing, Orion purchased senior unsecured convertible notes with an aggregate principal amount of $195.0 million (the “Notes”) and entered into a Production Payment Agreement (“PPA”) whereby Orion paid the Company $25.0 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass. Under the PPA, Orion is entitled to fixed and variable production payments with respect to the first 41,500 tonnes of lithium processed at Thacker Pass each year, subject to certain adjustments.

At closing, Orion paid $217.1 million (an aggregate initial investment of $220.0 million less an original issuance discount of $2.9 million). Orion has committed to purchase an additional $30.0 million in aggregate principal amount of Notes within two years (the “Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company. As of December 31, 2025, the Company had not issued the Delayed Draw Notes.

On April 1, 2025, the Company allocated the proceeds of the Orion Investment as follows:

Convertible Debt	$94,875
Embedded Derivative - conversion feature	97,200
Less: deferred transactions costs	(4,274)
Total proceeds allocated to the Convertible Debt	$187,801

Production Payment Agreement	$25,000
Less: deferred transactions costs	(1,047)
Total proceeds allocated to the Production Payment Agreement	$23,953

The following reconciliation includes initial recognition of the components of the Orion Investment and activity to December 31, 2025:

	Convertible Debt				Production Payment
	Principal	Unamortized Discount	Embedded Derivative	Total Convertible Debt	Principal
Initial recognition on April 1, 2025	$195,000	$(104,399)	$97,200	$187,801	$23,953
Deferred interest cost	12,978	-	-	12,978	-
Discount amortization	-	3,403	-	3,403	5,731
Loss on embedded derivative	-	-	166,743	166,743	-
Derecognition on conversion to common shares	(97,500)	48,167	(161,575)	(210,908)	-
Balance, December 31, 2025	$110,478	$(52,829)	$102,368	$160,017	$29,684

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

The conversion of Notes is settleable in common shares, subject to a cap (the “Conversion Cap”). Any excess of convertible shares over the Conversion Cap is settleable in cash, subject to a beneficial ownership limitation applicable to the holder at the time of conversion. As a result of this potential partial cash settlement feature, the conversion feature is accounted for as an embedded derivative (the “Embedded Derivative”), measured at fair value with changes in fair value recorded in the Consolidated Statements of Loss.

LITHIUM AMERICAS CORP.

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

The Company incurred transaction costs of $9.7 million in connection with the closing of the Orion Investment. Total transaction costs were allocated on the same basis as the proceeds, including $4.3 million to the Notes, $1.0 million to the PPA, and $4.4 million to the Embedded Derivative. Transaction costs allocated to the Notes and the PPA are amortized over the life of the obligation, using the effective interest rate method, whereas transaction costs allocated to the Embedded Derivative were expensed at closing. Unamortized transaction costs are deducted from the carrying value of Notes and PPA.

On October 10, 2025, Orion exercised its conversion option for a total of $65.0 million of the principal amount and accrued interest of the Notes in exchange for 17.2 million common shares of the Company, in accordance with the terms of the agreement. The 17.2 million common shares were issued to Orion on October 15, 2025. On October 28, 2025, Orion exercised its conversion option for a total of $32.5 million of the principal amount and accrued interest of the Notes in exchange for 8.6 million common shares of the Company. The 8.6 million common shares were issued to Orion on October 29, 2025. In addition to the $166.7 million fair value loss recognized on the embedded derivative shown in the table above, a $4.3 million loss was recorded on extinguishment of the host debt resulting in a consolidated loss on convertible debt of $171.0 million being recognized in the Consolidated Statements of Loss for the year ended December 31, 2025.

The effective interest was 26.1% and 26.8% for the Notes and PPA, respectively, for the fiscal year ended December 31, 2025.

Production Payment Agreement and Royalty

Under the terms of the PPA, Orion receives (i) fixed payments of $0.128 per tonne ($0.152 per tonne if the Delayed Draw Notes have been drawn) of the total lithium processed each year at Thacker Pass for a period of 72 quarters after first production, and (ii) variable payments of 0.96% (1.14% if the Delayed Draw Notes have been drawn) of total gross revenue in perpetuity, with the fixed and variable portions both applying to the first 41,500 tonnes of lithium processed each year, subject to certain adjustments relating to Thacker Pass total Phase 1 project costs. The production payments are also subject to certain adjustments relating to the tonnage of battery-grade lithium carbonate equivalent sold. The variable payments are also subject to certain adjustments related to the future price of lithium.

In addition, the Company is obligated under a separate 2013 royalty agreement to pay an 8% gross revenue royalty for sales on production from all Thacker Pass mineral claims up to a cumulative payment of $22.0 million, after which the royalty rate is reduced to 4% for the remaining life of the project. The Company has the option at any time to reduce the royalty to 1.75% through payment of $22.0 million. The portion of the royalty subject to repurchase has been recorded as a financial liability carried at amortized cost. The Company is also obligated to pay a 20% royalty on revenue solely in respect of uranium sales, if any.

	December 31, 2025	December 31, 2024
Production Payment Agreement	$29,684	$-
Royalty	21,160	20,715
Total	$50,844	$20,715

12.
STOCKHOLDERS’ EQUITY

Share Capital

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The Company is authorized to issue an unlimited number of common shares. At December 31, 2025, 314.3 million (2024 - 218.5 million) common shares were issued and outstanding. The Company is authorized to issue an unlimited number of voting and non-voting preferred shares. At December 31, 2025 and December 31, 2024, no preferred shares were issued.

Common stock - At-the-Market Program

On May 15, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $100.0 million (or the equivalent in Canadian dollars) (the “May 2025 ATM Program”). On October 1, 2025, the Company completed the May 2025 ATM Program and sold 26.9 million common shares at an average price of $3.71 per share, for aggregate net proceeds of $97.8 million after sales agent's commission and other expenses.

On October 8, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250.0 million (or the equivalent in Canadian dollars) (the “October 2025 ATM Program”). On October 14, 2025, the Company completed the October 2025 ATM Program and sold 30.5 million common shares at an average price of $8.19 per share, for net proceeds of $246.4 million after sales agent's commission and other expenses.

On November 13, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250.0 million (or the equivalent in Canadian dollars) (the “November 2025 ATM Program”). As of December 31, 2025, the Company had sold 10.8 million common shares at an average price of $5.37 per share, for net proceeds of $57.0 million after sales agent's commission and other expenses. Subsequent to December 31, 2025, the Company completed the November 2025 ATM Program (Note 22).

Equity Financing

On April 22, 2024, the Company completed an underwritten public offering of 55.0 million common shares at a price of $5.00 per share for aggregate gross proceeds to the Company of $275.0 million (net proceeds of $262.1 million).

Equity Incentive Plan

On October 3, 2023, the Company adopted an equity incentive plan (the “Plan”), which includes stock options, RSUs, DSUs, and PSUs up to an aggregate total of 8.9% of the Company’s issued and outstanding common stock. On June 11, 2025, the Company's shareholders approved an amended and restated Plan, which among other changes, increased the maximum number of common shares available for issuance under the Plan by 14 million common shares. All instruments issued under the Plan are classified as equity and presented in Common stock.

Stock-based compensation for the following equity instruments is as follows. For the year ended December 31, 2025, $6.2 million (2024 - $5.2 million) was recognized in General and administrative expense.

	For the year ended December 31,
	2025	2024
Restricted share units	$3,176	$3,048
Deferred shares units	725	613
Performance share units	2,305	1,505
Total	$6,206	$5,166

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

During the year ended December 31, 2025, stock-based compensation related to RSUs of $1.6 million was capitalized to Thacker Pass (2024 - $2.4 million). During the year ended December 31, 2025, no stock-based compensation related to PSUs was capitalized to Thacker Pass (2024 - $0.3 million). At December 31, 2025, $0.7 million of stock-based compensation related to DSUs was accrued for the year ended December 31, 2025 (2024 - $0.6 million) with $0.7 million charged to additional paid-in capital for the year ended December 31, 2025 (2024 - $0.6 million).

Restricted Share Units

The Company grants RSUs to executives and eligible employees with RSUs vesting either immediately or ratably over a three-year service period. The Company settles all RSUs in common shares at the direction of the holder, once vested. The total estimated fair value of RSUs granted was $10.2 million for the year ended December 31, 2025 (2024 - $9.3 million) based on the market value of the Company’s common shares on the grant date with a weighted average fair value of $2.58 at December 31, 2025 (2024 – $4.82). As at December 31, 2025, there was $4.6 million (2024 - $4.2 million) of total unrecognized stock-based compensation expense relating to unvested RSUs. At December 31, 2025, unrecognized compensation costs related to unvested RSUs is expected to be recognized over approximately 3 years. During the year ended December 31, 2025, 1.4 million RSUs were issued for settlement of the 2024 annual bonuses totaling $3.5 million, which were accrued at December 31, 2024.

A summary of changes to the number of outstanding RSUs is as follows:

Number of Shares
RSUs outstanding - December 31, 2023	1,650
Vested and converted into common shares	(1,310)
Granted	1,936
Cancelled	(198)
Outstanding - December 31, 2024	2,078
Vested and converted into common shares	(1,773)
Granted	3,970
Cancelled	(437)
Outstanding - December 31, 2025	3,838

Deferred Share Units

The Company grants DSUs to eligible directors of the Company. DSUs vest immediately and are redeemable for common shares following retirement or termination from the board of directors.

A summary of changes to the number of outstanding DSUs is as follows:

Number of Shares
DSUs outstanding - December 31, 2023	95
Granted	157
Outstanding - December 31, 2024	252
Granted	210
Outstanding - December 31, 2025	462

Performance Share Units

The Company grants PSUs to certain executives. PSUs generally vest after three years subject to performance conditions and/or multipliers. The fair value of PSUs granted is estimated using a valuation model based on a Monte Carlo simulation model, which calculates potential outcomes and the probability weighted average payout. The fair value is estimated using inputs including: (a) the share price at the

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

valuation date in USD of the Company and peer companies; (b) the share volatility of the Company and peer companies over the vesting period; and (c) the risk-free rate based on U.S. Treasury yields matching the PSU vesting period. The total estimated fair value of the PSUs granted was $3.0 million for the year ended December 31, 2025 (2024 - $2.8 million) based on the weighted average fair value of $3.94 at December 31, 2025 (2024 - $6.32). PSUs vest and holders are entitled to them on the expiry of the applicable restricted period (vesting period) in the amount equal to the number granted multiplied by a final performance multiplier, which is determined based on the performance of the Company’s share price relative to a selected group of peer companies.

At December 31, 2025, unrecognized stock-based compensation expense related to unvested PSUs granted was $3.1 million (2024 – $2.4 million).

A summary of changes to the number of outstanding PSUs is as follows:

Number of Shares
PSUs outstanding - December 31, 2023	628
Converted into common shares	(377)
Granted	442
Cancelled	(116)
Outstanding - December 31, 2024	577
Converted into common shares	(66)
Granted	762
Outstanding - December 31, 2025	1,273

13.
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

14.
MANAGEMENT COMPENSATION

The Company's key management includes the executive management team who supervise day-to-day operations and independent directors on the Company's Board of Directors who oversee management. Their compensation is as follows:

	For the year ended December 31,
	2025	2024
Salaries, bonuses, benefits and directors' fees included in the Consolidated Statements of Loss	$4,135	$3,903
Equity compensation	2,870	3,182
Total	$7,005	$7,085

15.
GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the Company’s general and administrative expenses:

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	For the year ended December 31,
	2025	2024
Salaries, benefits and directors’ fees	$15,746	$12,564
Stock-based compensation	6,206	5,166
Professional fees	6,125	3,239
Office and administration	7,147	4,558
Other [1]	17,598	2,569
Total	$52,822	$28,096

1
Other includes a $14.1 million contribution toward funding the construction of the new Orovada K-8 school for the year ended December 31, 2025.

16.
TRANSACTION COSTS

Prior to determining an underlying transaction is probable, the Company expenses transaction costs as incurred. Transactions that are subject to a final investment decision are not considered probable prior to such decision. The Company also expenses transaction costs associated with the origination of financial instruments that will be subsequently measured at fair value. The Company has expensed transactions costs in relation to the following transactions and has presented these costs in Other income (expense) in the Consolidated Statements of Loss:

	For the year ended December 31,
	2025	2024
DOE Loan	$14,175	$6,487
GM’s non-controlling interest related to the JV	8,958	14,046
Convertible debt Embedded Derivative	4,379	-
Other financing activities	4,795	1,681
Total	$32,307	$22,214

17.
SEGMENTED INFORMATION

The Company’s President & Chief Executive Officer and its Executive Chairman combined to form the Chief Operating Decision Maker (“CODM”) of the Company throughout 2025 and 2024. The CODM evaluates how the Company allocates resources, assesses performance and makes strategic and operational decisions. Based upon such evaluation, the Company has determined that the Company operates in one operating and reporting segment as well as one geographical area, monitored on a consolidated basis consistent with the full entity reporting. Substantially all the assets and the liabilities of the Company relate to Thacker Pass.

The accounting policies of the segment are described in the summary of accounting policies. The CODM determines how to allocate resources based on projected funding requirements related to the advance of construction and development at Thacker Pass. Net loss, expense and asset reporting to the CODM is as presented in the consolidated financial statements.

18.
INCOME TAXES

The following table represents the major components of income/(loss) before income tax recognized in the Consolidated Statements of Loss:

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	For the year ended December 31,
	2025	2024
Income/ (loss) from continuing operations before taxes
Canada	$(179,182)	$(35,069)
United States	92,920	(7,564)
	$(86,262)	$(42,633)

A reconciliation of income taxes at the Canadian statutory federal rate of 15% is as follows:

	For the year ended December 31, 2025		For the year ended December 31, 2024
	Amount	Percent	Amount	Percent

Loss from continuing operations before taxes	$(86,262)		$(42,633)
Statutory tax rate	$(12,938)	15.0%	$(6,395)	15.0%

Reconciling items:
Domestic federal
Nontaxable and nondeductible items:
Stock-based compensation	916	(1.1)%	774	(1.8)%
Revaluation of warrant obligations	(6,251)	7.2%	(32)	0.1%
Revaluation of convertible debt and conversion feature	25,656	(29.7)%	-	0.0%
Other reconciliation items:
Share issuance costs	(1,017)	1.2%	(1,928)	4.5%
Others	393	(0.4)%	1,051	(2.5)%
Changes in valuation allowance	5,491	(6.3)%	5,396	(12.7)%
Foreign tax effects - United States
Rate differential between the U.S. and Canada	2,750	(3.2)%	(454)	1.1%
Nontaxable and nondeductible items:
Nondeductible interest	-	0.0%	2,080	(4.9)%
Gain on transfer of employee contracts	-	0.0%	440	(1.0)%
Stock-based compensation	-	0.0%	(6,521)	15.3%
Others	(158)	0.2%	192	(0.5)%
Other reconciliation items:
Deferred tax related to issuance of warrants	19,353	(22.4)%	-	0.0%
Adjustment of book-tax difference on capital assets	3,352	(3.9)%	(661)	1.6%
Non-controlling interest's income	(5,374)	6.2%	-	0.0%
Others	313	(0.4)%	(340)	0.8%
Change in valuation allowance	(32,486)	37.6%	6,398	(15.0)%
	$-	0.0%	$-	0.0%

The significant components of deferred income tax assets and liabilities were:

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	For the year ended December 31,
	2025	2024
Deferred income tax assets:
Non-capital loss carryforwards	$64,960	$58,371
Share issuance costs	6,723	3,139
Exploration assets	7	7
Property, plant and equipment	9,082	3,703
Investment measured at fair value	495	592
Production payment arrangements	8,015	-
Stock-based compensation	112	112
Other items	(285)	449
	89,109	66,373
Less: valuation allowance	(44,779)	(63,617)
Total deferred income tax assets	$44,330	$2,756

Deferred income tax liabilities:
Investment in Lithium Nevada Ventures	$(44,330)	$(2,756)
Total deferred income tax liabilities	$(44,330)	$(2,756)

Deferred income tax assets, net	$-	$-

The Company has non-capital loss carryforwards in (i) the US of approximately $288.5 million (2024 - $257.6 million) of which $38.8 million expires between 2029 and 2037 and the remaining amount has no fixed date of expiry and (ii) Canada of $16.2 million (2024 - $15.9 million) expiring in 2044. The non-capital loss carryforwards are available to reduce taxable income in the US and Canada, respectively.

The Company has recognized a valuation allowance to the extent the recovery of deferred tax assets cannot be supported by the reversal of taxable temporary differences, as recovery of these deferred tax assets is not considered “more likely than not”.

19.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Other cash information during the years ended December 31 were as follows:

	For the year ended December 31,
	2025	2024
Interest received on cash deposits	$8,280	$15,918
Interest paid	$(1,346)	$(268)
Non-cash investing and financing activities
Total non-cash additions to mineral properties, plant and equipment composed of:	$190,524	$22,208
Right-of-use assets obtained in exchange for new finance lease liabilities	-	19,731
Capitalization of stock-based compensation	1,570	4,255
Capitalization of depreciation	10,655	1,432
Capitalization of interest on the Orion Investment	22,112	-
Capitalization of interest on the DOE Loan	4,349	-
Capitalization of non-cash interest	445	(32)
Deposits on long-lead equipment and other long-term prepaids	24,394	-
Increase in reclamation liabilities	185	-
Other non-cash transactions including working capital changes	126,814	(3,178)
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,276	$719

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

20.
FAIR VALUES OF FINANCIAL INSTRUMENTS
(a)
Financial instruments not measured at fair value

Except as disclosed below, the carrying value of the financial assets and liabilities, where the measurement basis is other than fair value, approximate their fair values due to the immediate or short-term nature of these instruments considering there have been no significant changes in credit and market interest rates since original date. Cash and restricted cash, receivables, accounts payable, royalty obligations, Notes, PPA, and DOE Loan are measured at amortized cost.

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

		Fair Value at
	Category	December 31, 2025	December 31, 2024
Financial assets
Investment in GT1 (Note 6) [1]	Level 1	$365	$537
Investment in Ascend Elements (Note 6) [2]	Level 3	4,498	3,615
		$4,863	$4,152
Financial liabilities
LAC warrant obligation (Note 3) [3]	Level 3	$83,796	$-
JV warrant obligation (Note 3) [4]	Level 3	150,295	-
Embedded Derivative - conversion feature (Note 11) [5]	Level 3	102,368	-
		$336,459	$-

1
A loss on change in fair value of $0.2 million (2024 - $2.0 million) was recognized in the Consolidated Statements of Loss for the year ended December 31, 2025.
2
The fair value was based on a review of Ascend Elements’ business development, financings and trends in the share prices of other companies in the same industry sector. A gain on change in fair value of $0.9 million (2024 - loss of $5.0 million) was recognized in the Consolidated Statements of Loss for the year ended December 31, 2025.
3
The fair value of the LAC Warrant at inception on October 7, 2025 and at December 31, 2025 was calculated using Level 3 inputs and represents the intrinsic value using a share price of $4.36 at December 31, 2025 ($8.27 at October 7, 2025), assumed exercise price of $0.01 per share and estimates of the impact of increases to equity prior to the number of shares being fixed at the time of issuance of the warrant certificates. A gain on the change in fair value of $59.6 million was recognized in the Consolidated Statement of Loss for year ended December 31, 2025.

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

4
The fair value of the JV Warrant inclusive of the Put, Call and Exchange Agreement obligations at inception on October 7, 2025 and at December 31, 2025 was calculated using Level 3 inputs including the implied value of the underlying Non-Voting Units, calculated by reference to the market capitalization of the Company's common shares and the estimated fair value of assets and liabilities of the Company other than its interest in Lithium Nevada Ventures (at the valuation dates, as well as an estimate of time value based on the assumed exchange ratio of 7.82% at October 7, 2025 and at December 31, 2025 and estimated impacts of anticipated future increases in net assets above the JV). A gain on change in fair value of $100.4 million was recognized in the Consolidated Statements of Loss for year ended December 31, 2025.
5
The fair value of the conversion derivative was determined using a Partial Differential Equation method with the following inputs and assumptions at December 31, 2025: expected volatility of 47%, share price of $4.36, risk-free rate of 3.66%, and no expected dividends. The fair value at inception on April 1, 2025 was determined using the following inputs: expected volatility of 35.2%, share price of $2.76, risk-free rate of 3.9%, and no expected dividends. A loss on change in fair value of the embedded derivative of $166.7 million was recognized in the Consolidated Statements of Loss for the year ended December 31, 2025 (Note 11).

The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. At December 31, 2025 and December 31, 2024, this includes the following:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Royalty obligation (Note 11) [1]	$21,160	$13,699	$20,715	$15,563
Production payment obligation (Note 11) [2]	29,684	32,717	-	-
Convertible Debt host (Note 11) [3]	57,649	62,367	-	-
DOE Loan (Note 3) [4]	350,987	301,630	-	-
Total	$459,480	$410,413	$20,715	$15,563

1
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 26.1% at December 31, 2025 (2024 - 12.3%).
2
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with the following inputs and assumptions: average lithium production of 41,500 tonnes per year, average lithium price of $15,082 per tonne and discount rate of 26.8%.
3
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 26.1%.
4
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 8.0% at December 31, 2025.
21.
COMMITMENTS

The Company has entered into certain long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. These agreements contain certain fixed and determinable cost components, as well as components that are variable based on time and materials. The following represents the fixed and determinable portion of the commitments, excluding lease components disclosed in Note 10, for each of the next five years. There were no commitments under these agreements at December 31, 2024.

	2026	2027	2028	2029	2030	Thereafter
Long-lead equipment	$17,346	$427	$2,562	$2,562	$2,562	$4,698
Infrastructure	-	3,413	20,477	20,477	20,477	206,539
Service contracts	58,445	32,245	-	-	-	-
Other	67	5,356	1,387	218	225	1,360
Total	$75,858	$41,441	$24,426	$23,257	$23,264	$212,597

LITHIUM AMERICAS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Transload Terminal Services Agreement and U.S. Department of War (formerly the Department of Defense) Grant

LN is party to a Transload Terminal Services Agreement (the “Terminal Agreement”) executed on October 28, 2024, to finance the construction of a railcar and truck terminal (the “Terminal”) in Winnemucca, Nevada. The initial term of the Terminal Agreement is 10 years with two automatic extensions of 5 years each. A third-party developer has agreed to fund approximately $95.0 million to finance the construction of the Terminal through a finance lease to the Company. Under the terms of the lease, the Company expects lease payments to be approximately $20.5 million per year for each of the first 10 years and $6.7 million per year for each of the second 10 years, with an early buyout option to purchase the Terminal. The total amount funded by the third-party developer and the amount of the future lease payments will be determined upon commencement of the lease at a future date. The arrangement is a build-to-suit arrangement and the Company has been involved in the design and construction of the Terminal prior to the anticipated lease commencement. Accordingly, the Company has determined it controls the Terminal during the construction period and will record construction costs incurred during the construction period as a construction-in-process asset and a related financing obligation on the Company’s Consolidated Balance Sheets. The Company’s interest in the Terminal Agreement serves as collateral under the DOE Loan (Note 3).

While not a commitment of the Company, on August 5, 2024, the Company received approval for a $11.8 million grant from the U.S. Department of War (formerly the Department of Defense) to support an upgrade of the local power infrastructure and to help build a transloading facility, which is part of the construction of the Terminal. The monies available under the grant will be available as costs are incurred. As of December 31, 2025, the Company has received $1.1 million (2024 - $nil) and has a receivable of $2.4 million (2024 - $nil).

22.
SUBSEQUENT EVENTS

Common stock - At-the-Market Program

On January 26, 2026, the Company completed the November 2025 ATM Program and sold 32.5 million common shares at an average price of $5.92 per share, for aggregate net proceeds of $189.7 million after sales agent's commission and other expenses.

LAC Warrant and JV Warrant

On January 30, 2026 (the “Issuance Date”), as required under the OWCA:

•
The Company issued to the DOE the LAC Warrant. The LAC Warrant is to purchase up to 18,268,687 Common Shares, which is equal to 5% of the Company’s outstanding total shares as of the Issuance Date, with an exercise price of $0.01 per share, exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the LAC Warrant.
•
The JV issued to the DOE the JV Warrant providing for, among other things, the right to purchase 8,656,509,695 Non-Voting Units, which is equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per Non-Voting Unit, exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the JV Warrant. The number of Non-Voting Units underlying the JV Warrant is 8,656,509,695, which is equal to a 5% economic interest in the JV as of the Issuance Date.
•
The JV, the Company, B.C. Corp, the LAC JV Member, GM and the DOE, entered into the Put, Call and Exchange Agreement.

Borrowings under the DOE Loan

On February 24, 2026, LN received its second advance under the DOE Loan of $432.0 million.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Item 9B: Other Information

Trading Arrangements

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Items 10, 11, 12, 13 and 14

Information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2025 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

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
2.1+

Investment Agreement, dated October 15, 2024, between Lithium Americas Corp., General Motors Holdings LLC, and Lithium Nevada Ventures LLC (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

2.2#+

Second Amended and Restated Limited Liability Company Agreement of Lithium Nevada Ventures LLC, dated effective as of January 30, 2026 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

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

4.3+

Amended and Restated Investor Rights Agreement, dated October 15, 2024, between Lithium Americas Corp. and General Motors Holdings LLC (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

4.4+

Amended and Restated Arrangement Agreement dated June 14, 2023 between Old LAC and the Company (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

4.5

Lock-Up Agreement dated October 2, 2023 between Old LAC, 1397468 B.C. Ltd. and GFL International Co., Limited (incorporated by reference to Exhibit 99.11 to the Current Report on Form 6-K filed by LAC on October 5, 2023).

4.6+

Registration Rights Agreement, dated January 30, 2026, by and between Lithium Americas Corp. and the United States Department of Energy (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.1*

Omnibus Waiver, Consent and Amendment, dated October 7, 2025, by and among Lithium Nevada LLC, 1339480 B.C. Ltd., LAC US Corp., Lithium Nevada Ventures LLC, Lithium Nevada Projects LLC, Citibank, N.A. and the United States Department of Energy.

10.2+

Warrant to Purchase Non-Voting Units of Lithium Nevada Ventures LLC, dated January 30, 2026, issued to Lithium Nevada Projects LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.3+

Amended and Restated Warrant to Purchase Non-Voting Units of Lithium Nevada Ventures LLC, dated January 30, 2026, issued to the United States Department of Energy (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.4+

Warrant to Purchase Common Shares of Lithium Americas Corp., dated January 30, 2026, issued to 1339480 B.C. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.5+

Amended and Restated Warrant to Purchase Common Shares of Lithium Americas Corp. , dated January 30, 2026, issued to the United States Department of Energy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.6+

Put, Call and Exchange Agreement, dated January 30, 2026, by and among Lithium Nevada Ventures LLC, Lithium Americas Corp., 1339480 B.C. Ltd., LAC US Corp., General Motors Holdings LLC and the United States Department of Energy (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.7+

Transaction Agreement, dated March 5, 2025, by and between Lithium Americas Corp. and OMF Trading IV LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Lithium Americas Corp. on May 15, 2025).

10.8+

Production Payment Agreement, dated April 1, 2025, by and between Lithium Americas Corp. and OMF Fund IV SPV M LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Lithium Americas Corp. on August 14, 2025).

10.9+	Joinder Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).
10.10+

Management Services Agreement, dated December 20, 2024, by and among LAC Management LLC, Lithium Nevada Ventures LLC, Lithium Nevada LLC and for the purposes set forth therein, Lithium Americas Corp. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.11

Assignment of Offtake Agreement, dated October 28, 2024, by and among Lithium Americas Corp., Lithium Nevada Corp. and General Motors Holdings LLC. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 6-K filed by LAC on December 23, 2024).

10.12+

Second Amendment to Lithium Offtake Agreement, dated December 20, 2024, by and among Lithium Americas Corp., Lithium Nevada LLC, and General Motors Holdings LLC (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.13+

Lithium Offtake Agreement (Phase Two), dated December 20, 2024, by and among General Motors Holdings LLC, Lithium Americas Corp. and Lithium Nevada LLC (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.14+	Loan Arrangement and Reimbursement Agreement dated October 28, 2024 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).
10.15+	Omnibus Amendment and Termination Agreement, dated December 17, 2024 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).
10.16+

Affiliate Support Agreement by and among Lithium Americas Corp., 1339480 B.C. Ltd., KV Project LLC, United States Department of Energy and Citibank, N.A., dated October 28, 2024 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.17+	Note Purchase Agreement by and among the Federal Financing Bank, Lithium Nevada Corp, and the Secretary of Energy, dated October 28, 2024 (incorporated by reference to Exhibit

10.14 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).
10.18+	Future Advance Promissory Note, dated October 28, 2024 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).
10.19

Joinder Agreement dated October 3, 2023 between Lithium Americas Corp. and General Motors Holdings LLC (incorporated by reference to Exhibit 99.15 to the Current Report on Form 6-K filed by Lithium Americas Corp. on October 5, 2023)

10.20

Tax Indemnity and Cooperation Agreement dated October 3, 2023 between Lithium Argentina and LAC (incorporated by reference to Exhibit 99.12 to the Current Report on Form 6-K filed by LAC on October 5, 2023).

10.21#

Gross Revenue Royalty Agreement dated February 6, 2013 among Western Lithium USA Corporation, KV Project LLC and MF2 LLC (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form 20-F filed by Lithium Americas Corp. on September 14, 2023).

10.22†	Amended and Restated LAC Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on June 12, 2025).
10.23*†	Form of Deferred Share Unit Grant Letter
10.24*†	Form of Restricted Share Rights Grant Letter for Performance Share Units
10.25*†	Form of Restricted Share Unit Grant Letter
10.26†

Executive Employment Agreement dated October 3, 2023 by and between Richard Gerspacher and Lithium Nevada Corp. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.27†

Executive Employment Agreement dated October 3, 2023 by and between Jonathan David Evans and Lithium Nevada Corp. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.28†

Executive Employment Agreement dated October 3, 2023, by and between Kelvin Dushnisky and Lithium Americas Corp. (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.29†

Employment Agreement dated January 29, 2025, by and between LAC Management LLC and Brandin Luke Colton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on January 7, 2025).

19.1*	Code of Conduct
21.1*	Subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP (PCAOB ID #271)
23.2*	Consent of Sawtooth Mining LLC
23.3*	Consent of EXP U.S. Services Inc.
23.4*	Consent of NewFields Mining Design & Technical Services
23.5*	Consent of SGS Canada Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1

Preliminary Feasibility Study S-K 1300 Technical Report Summary for the Thacker Pass Project Humboldt County, Nevada, USA, effective December 31, 2024 (incorporated by reference to Exhibit 96.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on January 7, 2025)

97.1

Registrant’s Incentive Compensation Recovery Policy effective November 2024 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by Lithium AmericasCorp. on March 28, 2025)

101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Income Statements, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements

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
Jonathan Evans
President and Chief Executive Officer

Date: March 19, 2026

LITHIUM AMERICAS CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 19th day of March 2026 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

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