Form 10-K/A
period 2025-12-31
LITHIUM AMERICAS CORP.
filed 2026-04-30
CIK 1966983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to
Commission File Number:
001-41788

LITHIUM AMERICAS CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3260 - 666 Burrard Street, Vancouver, BC	V6C 2X8
(Address of Principal Executive Offices)	(Zip Code)
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
12b-2
of the Exchange Act). Yes
☐
No
☒
The aggregate market value of the registrant’s common shares held by nonaffiliates on June 30, 2025, determined using the per share closing price on the New York Stock Exchange American of $2.68 on that date, was approximately $0.6 billion. The number of the registrant’s common shares, no par value per share, outstanding as at April 23, 2026 was 348,821,406.

EXPLANATORY NOTE
Lithium Americas Corp. (“
LAC
” or the “
Company
”) is filing this Amendment No. 1 on Form
10-K/A
for the year ended December 31, 2025 (the “
Form
10-K/A
”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “
SEC
”) on March 19, 2026 (the “
Original Form
10-K
”). We are filing this Form
10-K/A
to, among other things, present the information required by Part III of Form
10-K
that was previously not included in the Original Form
10-K
in reliance on General Instruction G.(3) to Form
10-K.
The Company is hereby amending the Original Form
10-K
as follows:
On the cover page, (i) to delete the reference in the Original Form
10-K
to the incorporation by reference of the Company’s definitive proxy statement for its 2026 annual meeting of stockholders (the “
Annual Meeting
”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided;
•To present the information required by Part III of Form
10-K,
which information we originally indicated in the Original Form
10-K
would be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting; and
•To file new certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.3 and 31.4 to this
Form 10-K/A
under Item 15 of Part IV hereof, pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”). Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Form
10-K.
This Form
10-K/A
does not otherwise update information in the Original Form
10-K
to reflect facts or events occurring subsequent to the filing date of the Original Form
10-K.
This
Form 10-K/A
should be read in conjunction with the Original Form
10-K
and with any of our filings made with the SEC subsequent to filing of the Original Form
10-K.

INDEX

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS OF THE REGISTRANT

Director Profiles

The following profiles provide information about LAC’s current directors, including their backgrounds, experience, current directorships, and the Board committees they sit on. Additional information regarding skills and experience of the Company’s directors can be found in the Mix of Skills and Experience section below.

Board committees are abbreviated in this Annual Report as shown in the table below.

Committee	Abbreviation

Audit and Risk Committee	A&R Committee
Compensation and Leadership Committee	C&L Committee
Governance and Nomination Committee	G&N Committee
Safety and Sustainability Committee	S&S Committee
Technical Committee	Technical Committee

Director and Executive Chair of the Company Residence: Toronto, Ontario, Canada Age: 62 Director since: 2023 Gender: Male	Kelvin Dushnisky	Non-Independent

Mr. Dushnisky is the Executive Chair of the Company. He joined the Board in October 2023, and served as a Director of Old LAC from June 2021 to October 2023. Mr. Dushnisky has served as the Executive Chair of B2Gold Corp. since February 23, 2026. He previously served as Chief Executive Officer and a member of the Board of Directors of AngloGold Ashanti PLC where he led the execution of the organization’s strategic priorities and oversaw a global portfolio of mining operations and projects in Africa, South America and Australia, along with exploration interests and investments in Canada and the USA. Prior to AngloGold Ashanti, Mr. Dushnisky had a sixteen-year career with Barrick Gold Corporation (“Barrick”), ultimately as its President and a member of the Barrick Board of Directors. Prior to Barrick, Mr. Dushnisky held senior executive and board positions with a number of private and listed companies. Mr. Dushnisky holds a B.Sc. (Hon.) degree from the University of Manitoba and M.Sc. and Juris Doctor degrees from the University of British Columbia. He is a member of the Law Society of British Columbia and the Canadian Bar Association. Among numerous other industry and related associations, Mr. Dushnisky is past Chair of the World Gold Council and a former member of the International Council on Mining and Metals (ICMM) CEO Council and the Accenture Global Mining Council. Mr. Dushnisky is a past member of the Board of Trustees of the Toronto-based University Health Network (UHN). LAC believes that Mr. Dushnisky is well suited to serve as a director and Executive Chair of the Board based on his extensive experience in the mining industry, including service as a director and executive to public corporations in the industry.

LAC Committees: None

Other Public Company Directorships*:

● B2Gold Corp. (NYSE: BTG | TSX: BTO)

○   Executive Chair since February 23, 2026

○   Board Chair from July 1, 2024 to February 22, 2026

○   Member of the Corporate Governance and Nominating Committee from July 1, 2024 to February 22, 2026

○   Member of the Compensation Committee from July 1, 2024 to February 22, 2026

● Doman Building Materials Group Ltd. (TSX: DBM)

○   February 2010 – May 8, 2026**

○   Lead Independent Director

○   Chair of the Nominating and Corporate Governance Committee

○   Member of the Audit Committee from June 18, 2020 to May 30, 2024

○   Member of the Compensation Committee from June 18, 2020 to May 30, 2024

* In 2025, Mr. Dushnisky had a 100% attendance rate for board meetings across the companies on which boards he served.

** Mr. Dushnisky has officially notified Doman Building Materials Ltd. that he will not stand for re-election at the company’s annual meeting of shareholders on May 8, 2026.

Prior Public Company Directorships (2019-2024):

● Rigel Resource Acquisition Corp. (“Rigel”) (NYSE: RRAC)

○   June 2021 – May 2025

● Old LAC (NYSE: LAR | TSX: LAR)

○   June 2021 – October 2023

○   Member of the Governance, Nomination, Compensation and Leadership Committee

○   Member of the Environment, Sustainability, Safety and Health Committee

Lead Independent Director Residence: Broomfield, Colorado, USA Age: 63 Director since: 2023 Gender: Male	Yuan Gao	Independent

Dr. Gao joined the Board in October 2023 and served as Director of Old LAC from September 2019 to October 2023. He was the Vice Chairman of the board of Qinghai Taifeng Pulead Lithium-Energy Technology Co. Ltd, a leading producer of cathodes for lithium-ion batteries, from September 2019 to May 2023, having served as President and Chief Executive Officer (“CEO”) from May 2014 to September 2019. Previously, Dr. Gao served as Vice President at Molycorp Inc., and as Global Marketing Director and Technology Manager at FMC Corporation (USA). Dr. Gao holds a BSc from the University of Science and Technology of China, and a PhD in Physics from the University of British Columbia. He has also completed Executive Education at The Wharton Business School, University of Pennsylvania. LAC believes that Dr. Gao is well suited to serve as a director based on his experience in significant management roles and his broad experience in the energy industry.

LAC Committees: C&L Committee, G&N Committee (Chair) and Technical Committee

Other Public Company Directorships: Fino Inc. (KOSDAQ:033790)

Prior Public Company Directorships (2019-2024):

● Old LAC (NYSE: LAR | TSX: LAR)

○   September 2019 – October 2023

○   Chair of the Governance, Nomination, Compensation and Leadership Committee

○   Member of the Environment, Sustainability, Safety and Health Committee

○   Member of the Audit Committee

Director Residence: Henderson, Nevada, USA Age: 67 Director since: 2023 Gender: Male	Michael Brown	Independent

Mr. Brown joined the Board on October 3, 2023. He is a Fellow at the Lincy Institute at the University of Nevada, Las Vegas (“UNLV”). He joined UNLV in 2023 following service in the Cabinet of Governor Sisolak of Nevada from 2019 to 2022; first as Director of the Department of Business & Industry and then as Executive Director of the Governor’s Office of Economic Development. Previously, Mr. Brown served as President of Barrick Gold North America, a subsidiary of Barrick Gold Corporation from 2015 to 2018 after serving in roles of increasing responsibility with Barrick since 1994. He is a former member of the executive committee of the U.S. National Mining Association and a past Chairman of the Nevada Mining Association. Mr. Brown holds an MBA from George Washington University. Mr. Brown is enrolled in the Directorship Certification program of the National Association of Corporate Directors (NACD). In 2025, he participated in four NACD member forums, including sector roundtables on emerging energy and manufacturing issues. LAC believes that Mr. Brown is well suited to serve as a director based on his deep knowledge of mining industry dynamics and public policy in the US.

LAC Committees: A&R Committee and S&S Committee (Chair)

Other Public Company Directorships: None

Prior Public Company Directorships (2019-2024): None

Director Residence: Vancouver,British Columbia, Canada Age: 60 Director since: 2023 Gender: Female	Fabiana Chubbs	Independent

Ms. Chubbs joined the Board in October 2023 and served as Director at Old LAC from June 2019 to October 2023. Ms. Chubbs served as the Chief Financial Officer (the “CFO”) of Eldorado Gold Corporation from 2011 to 2018. She joined Eldorado Gold Corporation in 2007 and led Treasury and Risk Management functions until accepting the Chief Financial Officer position. Prior to joining Eldorado Gold Corporation, Ms. Chubbs was a Senior Manager with PwC Canada. During her ten years at PwC Canada, she specialized in audit of public mining and technology companies. Ms. Chubbs started her career in her native Argentina, with experience divided between PwC Argentina and IBM. Ms. Chubbs holds dual degrees from the University of Buenos Aires, including a Certified Public Accountant bachelor’s degree, and a Bachelor of Business Administration degree. Ms. Chubbs is a Chartered Professional Accountant in Canada. Ms. Chubbs also serves on the board of Royal Gold, Inc. LAC believes that Ms. Chubbs is well suited to serve as a director based on her extensive international and financial experience in the mining industry and her expertise in accounting, risk management and Sarbanes-Oxley controls.

LAC Committees: A&R Committee (Chair) and G&N Committee

Other Public Company Directorships:

● Royal Gold, Inc. (NASDAQ: RGLD)

○   Member of the Audit and Finance Committee

○   Member of the Governance, Nominating and Compensation Committee

Prior Public Company Directorships (2019-2024):

● Old LAC (NYSE: LAR | TSX: LAR)

○   June 2019 – October 2023

○   Chair of the Audit and Risk Committee

○   Member of the Governance, Nomination, Compensation and Leadership Committee

Director, President and CEO Residence: Henderson, Nevada, USA Age: 56 Director since: 2023 Gender: Male	Jonathan Evans	Non-Independent

Mr. Evans is the President and Chief Executive Officer of the Company, and has served as a Director of the Company, since the Separation in October 2023. He was a Director of Old LAC from June 2017 to October 2023, and served as its President from August of 2018 and as Chief Executive Officer from May of 2019 to October 2023. Mr. Evans has more than 20 years of operations and general management experience across businesses of various sizes and industry applications. Previously, he served as Vice President and General Manager for the Lithium Division at FMC Corporation (USA), and as the Chief Operating Officer of DiversiTech Corporation, a portfolio company of the private equity group, Permira. Mr. Evans has also held executive management roles at Arysta LifeScience, AMRI Corporation and General Electric. After earning a B.Sc. in mechanical engineering from Clarkson University, Mr. Evans served in the United States Army as an Armor/Cavalry officer. He subsequently earned a MSc from Rensselaer Polytechnic Institute. LAC believes that Mr. Evans is well suited to serve as a director based on his broad experience in the chemicals and lithium industries and his significant experience in management roles at the Company.

LAC Committees: S&S Committee and Technical Committee

Other Public Company Directorships:

● Neo Performance Materials Inc. (TSX: NEO)

○   Chair, Compensation and Human Resources Committee

○   Member, Health, Environment, Safety and Security Committee

Prior Public Company Directorships (2019-2024):

● Old LAC (NYSE: LAR | TSX: LAR)

○   June 2017 – October 2023

Director Residence: Toronto, Ontario, Canada Age: 58 Director since: 2023 Gender: Female	Jinhee Magie	Independent

Ms. Magie joined the Board in October 2023, and served as a Director at Old LAC from June 2021 to October 2023. Ms. Magie served as the Chief Financial Officer and Senior Vice President of Lundin Mining Corporation (leading diversified base metals producer) from October 2018 to September 2022, overseeing financial reporting, treasury, tax, and information technology (including cybersecurity). She joined Lundin in 2008, serving in various roles of increasing responsibility, including nine years as Vice President, Finance. With over 30 years of experience, Ms. Magie began her career with Ernst & Young and has held progressively more senior roles in public companies, with the last 20 years in the mining industry. Before joining Lundin, Ms. Magie was the Director of Corporate Compliance for LionOre Mining International Ltd. She has extensive experience in acquisitions and divestitures, public and private equity fundraising and public company reporting. Ms. Magie holds a Bachelor of Commerce degree from the University of Toronto and is a Chartered Professional Accountant (CPA, CA). LAC believes that Ms. Magie is well suited to serve as a director based on her accounting and financial expertise in the mining industry and public company board and committee experience.

LAC Committees: A&R Committee, C&L Committee (Chair) and G&N Committee

Other Public Company Directorships:

● AngloGold Ashanti PLC (NYSE: AU | JSE: ANG | ASX: AGG | GSE: AGA |
A2X Markets)

○   Member of the Audit and Risk Committee

○   Member of the Social, Ethics and Sustainability Committee

Prior Public Company Directorships (2019-2024):

● Star Royalties Ltd. (TSX-V: STRR | OTCQX: STRFF)

○   August 2020 – August 2025

○   Chair of the Compensation Committee

○   Member of the Audit and Risk Committee

● Old LAC (NYSE: LAR | TSX: LAR)

○   June 2021 – October 2023

○   Member of the Audit and Risk Committee

○   Member of the Governance, Nomination, Compensation and Leadership Committee

Director Residence: Dalkeith, Western Australia, Australia Age: 62 Director since: 2023 Gender: Male	Philip Montgomery	Independent

Mr. Montgomery joined the Board in October 2023. He brings extensive global experience in major capital projects. Over his 35-year career at BHP Group Limited and its predecessor organizations, Mr. Montgomery worked across various geographies and commodities, demonstrating expertise in leading assets and projects as well as senior corporate roles, including, Global Head of Group Project Management and Vice President – Projects. Since 2020 he has served as a non-executive director on various private and public company boards. Mr. Montgomery holds a B.Sc. in Mechanical Engineering and Business Management from Oxford Brookes University. LAC believes that Mr. Montgomery is well suited to serve as a director based on his executive leadership experience in managing major capital projects.

LAC Committees: C&L Committee, S&S Committee and Technical Committee (Chair)

Other Public Company Directorships: None

Prior Public Company Directorships (2019-2024):

● Walkabout Resources Ltd. (ASX: WKT)

○   July 2021 – November 2024

○   Member of the Audit Committee

○   Chair of the Remuneration Committee

Corporate Cease Trade Orders, Bankruptcies, Penalties and Sanctions

To the knowledge of the Company, no director or proposed director of the Company is, or within the ten (10) years prior to the date of this Annual Report has been, a director or executive officer of any company, including the Company that:

(a)

while that person was acting in that capacity was the subject of a cease trade order or similar order, or an order that denied the company access to any exemption under securities legislation for a period of more than thirty (30) consecutive days; or

(b)

was subject to an event that resulted, after the director ceased to be a director or executive officer of the company, in the company being the subject of a cease trade order or similar order, or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than 30 consecutive days.

To the knowledge of the Company, no director, except as to Philip Montgomery as disclosed below, proposed director or executive officer of the Company is, or within the ten (10) years prior to the date of this Annual Report has been, a director or executive officer of any company, including the Company, that while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets.

To the knowledge of the Company, no director or proposed director of the Company has, within the ten (10) years prior to the date of this Annual Report, become bankrupt or made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that individual.

In October 2021, Salt Lake Potash, an Australian company of which Philip Montgomery was a director at the time, voluntarily declared the company insolvent and appointed KPMG LLP as receivers. In November 2024, Walkabout Resources Pty Ltd, an Australian company of which Philip Montgomery was a director at the time, voluntarily declared the company insolvent and appointed Korda Mentha as receivers.

Director Independence

LAC believes that the majority of the Company’s directors are independent in accordance with applicable Canadian legal requirements and guidelines and independence criteria of the regulations of the SEC and rules of the NYSE. The G&N Committee and the Board review the independence of each Board member and nominated director against these criteria at least once a year. Consistent with the laws and rules described above, the Board has reviewed all relationships between the Company and each director and considered all relevant quantitative and qualitative criteria.

The Board has determined that the following five (5) of the seven (7) LAC directors qualify as independent: Yuan Gao, Michael Brown, Fabiana Chubbs, Jinhee Magie, and Philip Montgomery. The non-independent directors of the Company are Jonathan Evans, who is the President and CEO of the Company, and Kelvin Dushnisky, who is the Executive Chair. In addition, the Board has determined that all of the directors who currently serve on the A&R Committee and the C&L Committee are independent as required by NYSE and SEC criteria. The G&N Committee is also comprised entirely of independent directors, and the chairs of each of the Board committees are independent.

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

Dr. Gao has been appointed as the Lead Independent Director by the Board and is responsible for ensuring that the independent directors have regular opportunities to meet in executive sessions without the presence of executives and non-independent directors. Discussions among the independent directors will be led by the Lead Independent Director who will subsequently provide feedback to the Executive Chair. Independent directors hold regularly scheduled meetings at which non-independent directors and members of management are not in attendance.

Name	Independent	Not Independent	Reason for non-independence

Kelvin Dushnisky (Executive Chair)		✓	Executive Chair of the Company

Yuan Gao (Lead Independent Director)	✓

Michael Brown	✓

Fabiana Chubbs	✓

Jonathan Evans (President & CEO)		✓	President & CEO of the Company

Jinhee Magie	✓

Philip Montgomery	✓

Current Board Committee Participation

The following table outlines Board committee participation as of the date of this Annual Report. All of the directors who currently serve on the A&R Committee and the C&L Committee have been determined to be independent by the Board as required by NYSE and SEC criteria and applicable Canadian securities laws. The G&N Committee is also comprised entirely of independent directors. The Chairs of each of the Company’s Board committees are independent.

	Audit and Risk Committee	Governance and Nomination Committee	Compensation and Leadership Committee	Safety and Sustainability	Technical Committee

Kelvin Dushnisky

Yuan Gao

Michael Brown

Fabiana Chubbs

Jonathan Evans

Jinhee Magie

Philip Montgomery

Committee Chair Committee Member

Notes:

(1)

The NYSE listing rules require that a majority of the board of directors of a company listed on the NYSE be composed of “independent directors,” which is generally defined as a person who the board of directors determines has no “material relationship” with the company. The Board has determined that the following five (5) of the seven (7) LAC directors qualify as independent: Yuan Gao, Michael Brown, Fabiana Chubbs, Jinhee Magie, and Philip Montgomery per the NYSE

independence standards. The non-independent directors of the Company are Jonathan Evans, who is the President and CEO of the Company, and Kelvin Dushnisky, who is the Executive Chair.

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

Mix of Skills and Experience

The skills matrix below summarizes certain qualifications used by the G&N Committee in their evaluation of the Company’s directors. LAC uses this skills matrix to annually assess the Company’s Board composition and in the recruitment of new directors. The table below indicates each director’s skills and experience in the areas indicated based on a self-assessment by each individual.

Public Company Executive Leadership	●	●	●	●	●	●	●

Industry	●	●	●	●	●	●	●

Operational	●	●		●	●	●	●

Legal/Regulatory	●	●	●	●	●	●

Risk Management	●	●	●	●	●	●	●

Financial			●	●	●	●

Human Resources/ Human Capital	●	●	●	●	●	●	●

Cyber	●			●		●

ESG-S Experience	ESG-S	ESG-S	ESG-S	ESG	ESG-S	ESG	ESG-S

To supplement the skills matrix, the directors have given consideration to requisite skills and expertise of the Board to oversee the Company’s Environment, Social and Governance (“ESG”) and Safety (“ESG-S”) opportunities, priorities and enterprise risks, and the Board’s determinations are represented on the skills matrix above.

EXECUTIVE OFFICERS OF REGISTRANT

Information About the Company’s Executive Officers

The table below sets forth information regarding LAC’s executive officers as at the date of this Annual Report. Information regarding the Company’s CEO, Jonathan Evans and Executive Chair, Kelvin Dushnisky is included above under Director Profiles.

Executive Vice President and CFO Age: 51

Luke Colton

Mr. Colton joined the Company as Executive Vice President and Chief Financial Officer on January 29, 2025. He is a seasoned mining executive with significant financial, statutory, commercial and leadership experience spanning over two decades across multiple global jurisdictions. Most recently, Mr. Colton was CFO of Minova International from mid-2023 to late-2024, responsible for finance, treasury and taxation as well as being an important member of Minova’s senior leadership team. From 2017 to 2022, Mr. Colton was the CFO of Turquoise Hill Resources (“THR”) as well as a director of Oyu Tolgoi, overseeing the operation of its open-pit mining activities as well as the development of its multi-billion-dollar underground copper mine in Mongolia. Mr. Colton remained the CFO of THR through its privatization by Rio Tinto. His previous experience also includes CFO of Richards Bay Minerals as well as various roles at Rio Tinto and its subsidiaries, including Manager Financial, Capital Accounting and Compliance for Rio Tinto Iron Ore; Principle, Valuations and Analysis within Rio Tinto’s Controllership function; and Manager, Reporting and Control for Rio Tinto Energy America. Mr. Colton began his career at Ernst & Young and holds a Masters of Accountancy from Brigham Young University.

Executive Vice President, Capital Projects and Operations Age: 51

Richard Gerspacher

Mr. Gerspacher has served as the Executive Vice President, Capital Projects and Operations of the Company since January 1, 2026. Prior to, he served as the Executive Vice President, Capital Projects since the Separation in October 2023. Mr. Gerspacher was the Senior Vice President, Capital Projects at Old LAC from February 2022 to October 2023. He has over 24 years of leadership experience in developing and executing successful projects throughout the world in a variety of sectors including industrial minerals, metals mining and power generation. From August 1997 to January 2022, Mr. Gerspacher worked for Fluor Corporation, a global engineering and construction company where he most recently served as Vice President and Projects Director for Fluor’s mega Projects Group, including a lithium project in Australia. He also served as Chairman of Fluor’s Latin America Talent Development Team and as a member of their Global Project Management Talent Development Team. Mr. Gerspacher holds a Professional Engineer designation, and has a Bachelor’s degree in Civil-Structural Engineering from the University of Detroit and a Master of Business Administration degree from Duke University.

Senior Vice President, Government and External Relations Age: 57

Tim Crowley

Mr. Crowley has served as the Senior Vice President, Government and External Relations since January 1, 2026. Prior to, he served as the Vice President, Government and External Relations since the Separation in October 2023. Mr. Crowley served as the Vice President, Government and External Relations of Old LAC from July 2018 to October 2023. Previously, he was the Principal of Crowley & Ferrato Public Affairs from 2014 to 2021. Prior to Crowley & Ferrato Public Affairs, he was the President of the Nevada Mining Association. He sits on the Keep Truckee Meadows Beautiful Board of Directors and the University of Nevada, Mackay School of Earth Sciences and Engineering Advisory Board. Mr. Crowley holds a Bachelor of Science from the University of Nevada, Reno.

Senior Vice President, General Counsel and Corporate Secretary Age: 57

Edward Grandy

Mr. Grandy has served as the Senior Vice President, General Counsel and Corporate Secretary of the Company since the Separation in October 2023. He was the Vice President of Legal and Regulatory Affairs of Old LAC from 2018 to October 2023. He was General Counsel of Barrick’s copper business from 2012 to 2018 and previously managed the legal affairs for a number of operating and developing projects in the U.S. and Canada. He is a legal department leader with broad experience in project development and regulatory compliance. Prior to joining Barrick in 2006, Mr. Grandy was an attorney and shareholder at a leading mountain-state law firm in the U.S. He is a former chair of the Energy, Natural Resources & Environmental Law Section of the Utah State Bar and has served two terms as a Trustee of the American Exploration and Mining Association. He holds a Bachelor of Arts from Middlebury College and a J.D. from the Emory University School of Law.

Senior Vice President, Finance Age: 46

Rob Russell-Smith

Mr. Russell-Smith has served as the Senior Vice President, Finance of the Company since October 2, 2025. He brings over 20 years of experience in finance and accounting, with a strong background in financial reporting, treasury, tax planning, internal audit, and strategic business development. From 2011 until joining LAC, he was at Rio Tinto, where he most recently served as General Manager Finance for Copper Americas, leading finance teams supporting operations at Kennecott Utah Copper, Resolution Copper, Escondida and Nuton. Prior to that, Mr. Russell-Smith held senior finance roles at Turquoise Hill Resources and PricewaterhouseCoopers, supporting complex mining operations and corporate finance initiatives across multiple jurisdictions. Mr. Russell-Smith holds a Bachelor of Arts in Economics and Accounting with French from Bristol University and is both an ACCA and Certified Treasury Professional.

Vice President, Human Resources Age: 41

Aubree Barnum

Ms. Barnum has served as the Vice President, Human Resources of the Company since the Separation in October 2023. She served as the Vice President, Human Resources of Old LAC from November 2021 to October 2023. Ms. Barnum is a human resources professional with over 15 years of experience in municipal and mining industry human resources leadership roles. From November 2020 to October 2021, Ms. Barnum served as Vice President Human Resources for Nevada Copper Corp., prior to which she was the Human Resources Director since October 2018. She earned her Bachelor of Arts degree in Human Physiology from the University of Oregon and a Master of Business Administration/Human Resource Management degree from Columbia Southern University. She holds a Certified Professional in Human Resources (PHR) designation from the Human Resource Certification Institute, is a member of the National Society for Leadership and Success and she sits on the Nevada Governor’s Workforce Development Board.

Vice President, Corporate Development Age: 54

Alexi Zawadzki

Mr. Zawadzki has served as the Vice President, Corporate Development of the Company since January 1, 2026. Prior to, he served as the Vice President, Resource Development since the Separation in October 2023. Mr. Zawadzki served as the President of North American Operations of Old LAC from August 2017 to October 2023, and as the CEO of Lithium Nevada Corp. He has over 20 years of experience developing mining and energy projects in roles of increasing responsibility. Following 10 years working for an international engineering consultancy, in 2007 he founded a publicly traded renewable energy company resulting in the construction and operation of two hydroelectric facilities. Since 2014, he has been focused on the lithium sector as an enabler of renewable energy technologies. Mr. Zawadzki trained as a hydrologist and holds a Masters degree from Wilfrid Laurier University.

CORPORATE GOVERNANCE

LAC is subject to corporate governance requirements applicable to U.S. domestic issuers and applicable Canadian corporate governance requirements, as well as the governance and disclosure requirements of the TSX and the NYSE.

The Company applies a comprehensive system of stewardship and accountability to align with applicable Canadian and U.S. requirements, including: Canadian Securities Administrators (CSA) National Policy 58-201 Corporate Governance Guidelines; National Instrument 58-101 Disclosure of Corporate Governance Practices; National Instrument 52-110 Audit Committees; requirements of the British Columbia Business Corporations Act; Item 407 of Regulation S-K of the SEC and the corporate governance guidelines of the NYSE.

CODE OF CONDUCT

LAC’s Code of Conduct is the Company’s formal statement of expectations, including with regard to business ethics, that applies to all individuals at LAC and the Company’s subsidiaries, including directors, officers and employees (including the CEO, CFO and Principal Accounting Officer), as well as consultants and contractors retained by the Company. It discusses what LAC expects of personnel in various areas including:

●	comply with applicable laws, rules and regulations;

●	act honestly and ethically;

●	use their best judgment;

●	understand the legal requirements and other standards applicable to their work, and seek advice from management, internal counsel or externally if uncertain on how to proceed;

●	act with integrity and treat people with respect;

●	promote inclusion and belonging across all workplaces while upholding a standard of conduct free from bullying, harassment, or discrimination;

●	avoid conflicts of interest, including examples of acceptable forms of gifts and entertainment, and do not use Company opportunities for personal gain;

●	keep information confidential;

●	comply with anti-corruption and money laundering prohibitions;

●	comply with environmental, social, health and safety requirements;

●	protect Company assets and use them efficiently; and

●	report unethical or illegal behavior, and concerns about LAC’s business or financial disclosure.

The Board approved the Code of Conduct on October 4, 2023 and an amended version on March 27, 2025 to clarify procedures for granting waivers of the Code for directors, management and other personnel, and other administrative and non-substantive amendments. The latest version of the Code of Conduct is available on the Company’s website. The Company will post information regarding any amendment to, or waiver from, its Code of Conduct on its website under the Governance sub-heading, under the ESG-S tab. The Board approved the Whistleblower Policy on October 4, 2023 and an amended version on November 12, 2025 to update that the Lead Independent Director could also review complaints made about or related to the person serving as the Chair of the Audit and Risk Committee. The Whistleblower Policy is available on the Company’s website under the Governance sub-heading, under the ESG-S tab.

On the commencement of employment with LAC and annually thereafter, all LAC employees and consultants active in the Company’s human resources information system are required to certify compliance with the Code of Conduct. In addition, employees and consultants are also required to disclose any actual or potential conflicts of interest. The Board monitors compliance with the Code of Conduct by relying on reports and tracking conducted by management relating to annual certifications provided by employees. As of the date of this Annual Report, 100% of such LAC employees and 100% of such LAC consultants have certified compliance with the Code of Conduct for the year ended December 31, 2025.

Directors must also certify their compliance with the Code of Conduct on an annual basis. All directors serving on the Board as at the date of this Annual Report have certified their compliance with the Code of Conduct for the year ended December 31, 2025.

MEETINGS AND COMMITTEES OF THE BOARD

The Board held fourteen (14) meetings during 2025. During 2025, all of the Company’s directors attended 100% of the meetings of the Board and the meetings of the committees of the Board on which each director served with the exception of (i) Yuan Gao who attended 93%, (ii) Fabiana Chubbs who attended 95%, and (iii) Philip Montgomery who attended 90% of the meetings of the Board and of the committees of the Board on which such director served.

The Board has five (5) standing committees as more particularly described below. The Board, the A&R Committee, the S&S Committee and the Technical Committee are each required to meet a minimum of four (4) times per calendar year. The C&L Committee and G&N Committee are each required to meet a minimum of two (2) times per calendar year. During 2025, the A&R Committee held five (5) meetings, C&L Committee held seven (7) meetings, the G&N Committee held three (3) meetings, the S&S Committee held four (4) meetings, and the Technical Committee held four (4) meetings.

The Board has adopted a Corporate Governance Framework to act as a guide for the Board in the exercise of its responsibilities to the Company and Shareholders, in addition to written charters for each Board committee setting out the duties and responsibilities for the committee and its members, areas of committee oversight and the process for reporting to the Board. The Board has not developed written position descriptions for the chairs of each committee, as those roles are derived from the mandates and responsibilities of each committee, together with the functioning of the committees themselves. Written position statements for the Board Chair, CEO and CFO are set out in the Corporate Governance Framework. The Corporate Governance Framework and Board Committee Charters are available on the Company’s website under the Governance sub-heading, under the ESG-S tab.

Board Effectiveness and Director Assessment

The G&N Committee oversees an assessment of the performance of the Board, the Executive Chair, Board Committees and individual directors annually and reports the results to the Board.

The assessment process involves annual individual director assessments and committee assessments. The individual director assessment includes questions about effectiveness, communication, personal and individual peer performance and soliciting input from directors about areas for potential improvement, and seeks specific input on topics such as risk, strategy and governance. The Executive Chair of the Board and Chair of the G&N Committee meet separately with individual directors as deemed appropriate. The G&N Committee also monitors developments in board governance and evolving best practices in corporate governance.

Board Education and Orientation

The Company believes in the importance of ongoing director education and the need for directors to have a current and detailed understanding of their duties and responsibilities as directors and emerging trends in the mining industry.

In addition to the wide range of information provided to the Board at scheduled meetings, senior management and professional advisors also regularly provide presentations to the Board on specific aspects of the business or industry that are deemed particularly relevant or important, or on topics that the Board considers to be beneficial. In some cases, external consultants are invited to address the Board. Board members are also encouraged to attend seminars, conferences and professional development events that further their knowledge about matters relevant to the Board or committee they are members of, or their knowledge of the Company’s business. All Board members are members of, and have access to, resources provided by the Institute of Corporate Directors and National Association of Corporate Directors. Members of the A&R Committee in particular are encouraged to attend conferences related to accounting, finance and cybersecurity issues to maintain and further their knowledge of issues falling within the oversight of the committee, and members independently attend seminars and sessions offered externally in this regard.

Visits to Lithium Americas’ facilities are also important educational opportunities. Directors are generally given tours of the properties, including the project site and technical center, to provide them with additional insight into the business and to encourage interaction with local management and personnel. In addition, all Board members are provided with detailed monthly management reports regarding the business and operations.

In 2025, directors completed a site tour of the Thacker Pass project. They also completed seminars and information sessions offered by management and third parties on topics including strategic planning from a board perspective, corporate governance, cybersecurity, and accounting and financial reporting developments.

New directors on the Board are provided with an orientation that includes meetings with the Company’s senior management team, including the Executive Chair, President and CEO, Executive Vice President and CFO, Executive Vice President, Capital Projects and Operations, Senior Vice President, General Counsel and Corporate Secretary, Senior Vice President, Government and External Affairs and Vice President, Human Resources. Resources generally cover topics including the Company’s history and current status of operations, information about the Company’s business, goals, strategy and major policies, familiarization with partners and major service providers, updates on the political environment in the jurisdictions where the Company operates, information about the lithium industry, lithium markets and pricing, as well as developments in the electric vehicle and battery markets, recent analyst reports, information about the Code of Conduct, information pertaining to personal liabilities, LAC’s insurance program, cybersecurity, rules for purchasing, exercising and selling Company-issued securities, and rules regarding insider trading and non-public information. New directors also participate in office and site visits and have the opportunity to meet with staff throughout the organization.

A Board manual is also provided to new directors that includes LAC policies, including the Code of Conduct, the Board’s Corporate Governance Framework, Committee Charters, position descriptions and other information about the Company.

Audit and Risk Committee

The A&R Committee consists of Fabiana Chubbs (Chair), Michael Brown and Jinhee Magie. The Board has determined that the members of the A&R Committee meet the applicable independence requirements of the SEC, the applicable NYSE rules and applicable Canadian securities laws.

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

Based on their business and educational experience, each A&R Committee member has a reasonable understanding of the accounting principles used by the Company; an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more individuals engaged in such activities; and an understanding of internal controls and procedures for financial reporting. All members of the A&R Committee have had several years of experience in senior executive roles or as board members of significant business enterprises in which they assumed substantial financial and operational responsibility.

The A&R Committee meets in-camera with the CFO at the end of each meeting, and meets separately with the external auditor and internal controls auditor. The committee also meets in-camera at the end of each meeting.

Financial Literacy

In accordance with applicable Canadian securities laws, the Board defines an individual as financially literate if he or she can read and understand financial statements that are generally comparable to ours in breadth and complexity of issues. All members of the A&R Committee are financially literate. Fabiana Chubbs and Jinhee Magie each qualify as an audit committee financial expert, as defined by the SEC.

Compensation and Leadership Committee

NYSE requires each listed issuer to determine the compensation of the Company’s officers by a compensation committee composed entirely of independent directors, each of whom satisfies the additional independence requirements specific to compensation committee membership set forth in the NYSE Listed Company Manual, and such compensation committee must have a written charter that meets the requirements of the NYSE Listed Company Manual.

The C&L Committee consists of Jinhee Magie (Chair), Yuan Gao, and Philip Montgomery, each of whom meets the applicable independence requirements of the SEC, the applicable NYSE rules. The C&L Committee is responsible for (a) reviewing senior leadership development and succession planning for the Company; (b) discharging the Board’s responsibilities relating to compensation and benefits of the executive officers and directors of the Company; and (c) developing and overseeing the management’s compensation policies and programs.

The C&L Committee meets in-camera at the end of each meeting.

Role of Compensation Consultant

To continue to offer market-competitive levels of compensation, the Company engaged Compensation Advisory Partners (“CAP”) to provide independent compensation advisory services to the C&L Committee and management. CAP was engaged to recommend executive compensation and performance peer groups for LAC, which were approved by the Board and are more particularly described in the Executive Compensation – Elements of Executive Compensation – PSU Performance and Peer Group section. CAP also provided the following services to the Company in 2025: executive compensation benchmarking, incentive plan design and non-employee director compensation benchmarking. CAP regularly attends meetings of the C&L Committee.

The 2025 benchmarking review completed by CAP, management and the C&L Committee involved review of an executive compensation peer group comprised of public lithium mining companies, other diversified mining companies, and lithium and other specialty chemical producers located in Canada, the

U.S. and Australia who publicly disclose their compensation practices. After confirming the peer group, target compensation for the Company’s executives was compared to peer group data and other industry survey data, reflecting positions with similar roles and scopes of responsibility. Executive compensation adjustments for 2025 were determined based on this review, in addition to the PSU performance peer group established to take effect in 2025.

Governance and Nomination Committee

NYSE requires each listed issuer to make director nominations through a nominating and corporate governance committee composed entirely of independent directors, and such nominating and corporate governance committee must have a written charter that meets the requirements of the NYSE Listed Company Manual.

The G&N Committee consists of Yuan Gao (Chair), Fabiana Chubbs, and Jinhee Magie, each of whom meets the applicable independence requirements of the SEC and the applicable NYSE rules and applicable Canadian securities laws. The G&N Committee is responsible for assisting the Board in fulfilling its oversight responsibilities by (a) identifying individuals qualified to become Board and Board committee members and recommending that the Board select directors for appointment or election to the Board; and (b) developing and recommending to the Board corporate governance policies and procedures for the Company and making recommendations to the Board with respect to corporate governance practices.

The G&N Committee meets in-camera at the end of each meeting.

Consideration of Director Nominees

The Company’s Inclusion and Belonging Policy requires the Board to take into consideration diversity of skills and experiences in the selection criteria for new director appointments. We seek directors with the highest standards of ethics and integrity, sound business judgment and the willingness to make a strong commitment to the Company and its success. The G&N Committee works with the Board on an annual basis to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience for the full Board and each Board committee, taking into account both existing directors and all nominees for election as directors, as well as any diversity considerations and the membership criteria applied by the G&N Committee. The G&N Committee and the Board seek to include directors with a diversity of professional experience, viewpoints, skills and backgrounds that will enable them to make significant contributions to the Board and the Company, both as individuals and as part of a group of directors. The Board evaluates each individual in the context of the full Board, with the objective of recommending a group that can best contribute to the success of the business and represent shareholder interests through the exercise of sound judgment. In determining whether to recommend a director for re-election, the G&N Committee also considers the director’s attendance at meetings and participation in and contributions to the activities of the Board and its committees.

The G&N Committee does not have a formal policy that addresses director candidates recommended by shareholders because the Board believes that its current director solicitation processes and shareholder engagement are sufficient to incorporate shareholder involvement without a formal policy. Additionally, the G&N Committee will consider director candidates recommended by shareholders, and its process and criteria for considering such recommendations are no different than its process and criteria for screening and evaluating candidates suggested by directors, management of the Company or third parties.

Safety and Sustainability Committee

The S&S Committee consists of Michael Brown (Chair), Jonathan Evans, and Philip Montgomery, of whom Mr. Brown and Mr. Montgomery are “independent” directors within the meaning of applicable Canadian securities laws and the rules of the SEC and the NYSE. The S&S Committee is responsible for reviewing and reporting to the Board on corporate policies, procedures, and practices with respect to managing the risks and opportunities associated with: (a) health and safety; (b) environmental matters including water, waste, biodiversity, reclamation, closure, carbon emissions, air quality management and responsible production; (c) social engagement and social responsibility policies and activities of the

Company, including but not limited to interactions with local communities, governments, Indigenous communities, academic institutions, and industry, policy and advocacy groups; and (d) sustainable development and business practices as they relate to environmental, safety, social engagement and social responsibility and related matters in the conduct of the Company’s activities. The S&S Committee is also responsible for reviewing and monitoring the Company’s sustainability reporting, as well as the Company’s alignment and audits against sustainability frameworks.
The S&S Committee meets
in-camera
at the end of each meeting, including independent directors only.
Technical Committee
The Technical Committee consists of Philip Montgomery (Chair), Jonathan Evans and Yuan Gao, of whom Mr. Montgomery and Dr. Gao are “independent” directors within the meaning of applicable Canadian securities laws and the rules of the SEC and the NYSE. The Technical Committee is responsible for overseeing the Company’s exploration, project development and technical operational functions. The primary purpose of the Technical Committee is to (a) review and recommend to the Board any new proposed major capital investments, (b) assist the Board with oversight of management’s execution of approved major capital investments, and (c) handle any additional matters delegated to the Technical Committee by the Board from time to time.
The Technical Committee meets
in-camera
at the end of each meeting, including independent directors only.
For more information about the skills and experience of each director of the Company’s Board, refer to their bios above under
Directors of Registrant – Director Profiles
.
INSIDER TRADING POLICY
The Company has adopted an insider trading policy entitled the Securities Trading Policy governing the purchase, sale and/or other dispositions of its securities by its directors, officers and employees that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to the Company. A copy of the Company’s Securities Trading Policy is available on the Company’s website under the Governance sub-heading,
under the
ESG-S
tab. In addition, with regards to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws as well as the applicable rules and regulations of NYSE
.
Delinquent Section 16(a) Reporting
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Shares to file initial reports of ownership and changes in ownership of the Company’s Common Shares with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2025, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common shares of the Company, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2025, except for the following reports filed late due to administrative errors: (i) Aubree Barnum had two (2) late Form 4 filings (constituting four late transactions), (ii) Fabiana Chubbs had one (1) late Form 4 filing (constituting one late transaction), (iii) Timothy Crowley had two (2) late Form 4 filings (constituting six late transactions), (iv) Jonathan Evans had one (1) late Form 4 filing (constituting two late transactions), (v) Richard Gerspacher had two (2) late Form 4 filings (constituting six late transactions), (vi) Edward Grandy had three (3) late Form 4 filings (constituting seven late transactions), (vii) April Hashimoto, who resigned as the Company’s Senior Vice-President, Finance and Administration effective July 31, 2025, had two (2) late Form 4 filings (constituting four (4) late transactions), and (viii) Alexi Zawadzki had one (1) late Form 4 filing (constituting two late transactions).

Item 11. Executive Compensation.

The Company is currently considered an “emerging growth company” and a “smaller reporting company” (“SRC”) within the meaning of the Exchange Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, LAC has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” within the meaning of the Exchange Act. Accordingly, the Company provides a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures and the Company’s reporting obligations generally extend only to the Named Executive Officers listed below.

Named Executive Officers

The Named Executive Officers (“Named Executives”) set out below are the Company’s Chief Executive Officer (“CEO”) and the two other highest compensated executive officers who were serving as of December 31, 2025.

Named Executive	Title

Jonathan Evans	President and CEO

Kelvin Dushnisky	Executive Chair

Richard Gerspacher	Executive Vice President, Capital Projects and Operations(1)

Note:

(1)

Mr. Gerspacher has served as the Executive Vice President, Capital Projects and Operations of the Company since January 1, 2026. He served as the Executive Vice President, Capital Projects since the Separation on October 3, 2023 to December 31, 2025.

Program Oversight and 2025 Highlights

The C&L Committee, on behalf of the Board, oversees the Company’s executive compensation program. Highlights of the Company’s 2025 program are set out below.

2025 Executive Compensation Program Highlights

2025 Corporate Performance Scorecard	LAC’s 2025 corporate scorecard sets out the Company’s strategic priorities for the year, which reflects corporate performance as an element of at-risk awards, in addition to individual performance.

Independent Compensation Advisor and Benchmarking	Executive compensation is benchmarked against peers from the lithium mining, diversified mining and chemical industries, as well as broader general industry data. Benchmarking allows us to provide competitive and fair compensation, and to retain and attract key talent in a competitive job market landscape. The C&L Committee determines compensation based on this benchmarking and advice from its independent compensation consultant. Compensation is reviewed at least annually.

At-Risk Pay	Short-term incentive (“STI”) and long-term incentive (“LTI”) awards are based on target percentages of base salary under LAC’s performance management program, resulting in a significant component of at-risk pay for the Company’s Named Executives.

Pay for Performance	The Company’s performance management program weighs corporate performance as a factor of STI awards. Individual performance is assessed annually through a combination of achieving individual and corporate goals and objectives. CEO and Executive Chair objectives are based 100% on corporate performance.

Management Compensation Committee	An internal management compensation committee (the “Management Compensation Committee”) oversees compensation matters for non-executive employees, led by the Company’s Vice President, Human Resources and including the CEO, Chief Financial Officer (“CFO”) and Executive Vice President, Capital Projects and Operations.

Incentive Award Caps	The range for STI and LTI awards is a minimum of 0% of target to a cap of 200% of target under LAC’s performance management program.

LTI Awards Vesting Period	The three-year vesting period of LTI awards aligns the interests of executives with the long-term risks and performance of the Company, while also promoting longer-term retention. For 2025, the Board approved: an LTI award mix for executives comprised of 50% RSUs and 50% PSUs; RSUs vest annually over three years (1/3 each year); PSUs cliff vest after a three-year performance period based on the Company’s relative total shareholder return (“TSR”).

Robust Stock Ownership Guidelines

All executive officers and directors are subject to stock ownership requirements designed to align their interests with those of shareholders. Pursuant to the Company’s Share Ownership Policy:

●

LAC’s CEO is required to hold Common Shares having a value equal to 5x the gross amount of the CEO’s annual base salary.

●

All other executive officers are required to hold Common Shares having a value equal to 2x the gross amount of their annual base salary.

●

Non-executive directors of LAC are required to hold Common Shares having a value equal to 5x their annual cash retainer.

●

Unexercised stock options (whether vested or unvested) and unearned PSUs do not count toward the minimum share ownership requirements.

Achievement of these levels of stock ownership must be met within five years from the date the executive officer or director was first elected or appointed.

Insider Trading Policy	The Company has a Securities Trading Policy designed to prevent insider trading while there is material information about LAC not yet publicly disclosed. LAC also implements routine blackout periods under the Securities Trading Policy during public reporting periods and non-routine blackout periods, as needed, including for transactions and other material events.

No Re-Pricing of Equity Incentive Awards	The Company does not reprice outstanding options or other equity incentive awards.

Clawback Policy	The Company may recoup incentive compensation erroneously awarded under LAC’s Incentive Compensation Recovery (Clawback) Policy.

No Hedging or Pledging	Directors, executive officers, employees and internal consultants are prohibited from hedging or pledging Company securities.

Executive Compensation Philosophy

The Company’s philosophy is to offer executive compensation that is competitive with the median of a select group of industry peers, with the overall focus of the Company’s program being to offer competitive base compensation and pay for strong performance through an annual performance management program. The goals of LAC’s executive compensation program are to:

●	attract, motivate and retain high performing executives through market competitive base salaries and employee benefits, which are offered throughout the organization;

●

pay for the performance of LAC’s executives through the Company’s performance management program, which includes performance reviews and awards based on the attainment of corporate and individual goals and objectives, thereby furthering the interests of LAC, and ensuring a substantial portion of executive compensation is at-risk;

●	recognize the contribution of LAC’s executives to the Company’s long-term growth through awards of short-term and long-term incentives based on individual and corporate performance; and

●

align the financial interests of executives with the interests of LAC’s shareholders and the Company’s overall performance, through equity awards that expose executives to the risks and rewards of ownership of LAC’s Common Shares.

As a development stage lithium mining and processing company targeting near-term production of battery-grade lithium products, LAC is dependent on individuals with specialized skills and knowledge related to mining exploration and development, capital projects management, chemical processing for planned lithium products, corporate finance, legal, human resources and other areas of business or management expertise. The Company operates in a highly competitive talent market with increasing employment opportunities, requiring competitive compensation programs and practices to retain and attract talent.

Elements of Executive Compensation

The Company provides a mix of fixed and variable compensation to motivate executives to achieve overall corporate and individualized goals and to align their interests with those of shareholders. The Board, acting on the recommendation of the C&L Committee, has implemented a compensation structure intended to support these objectives. The elements of the Company’s executive compensation program are summarized in the table below.

Compensation Elements	Features	Objectives

Base Salary	Evaluated annually, based on competitive benchmarking data and consideration of cost-of-living adjustments.

Provides fixed compensation, recognizing individual experience, performance, and responsibilities.

Targeting salary at the median of peer companies promotes retention of talented individuals and facilitates recruitment of new talent in a competitive job market.

STI Awards

STI award = Base Salary x STI Target % x

(Corporate Performance based on % weight by position + Individual Performance based on % weight by position).

Paid 50% in cash + 50% RSUs vesting 60 days from date of grant.

Rewards achievement of annual corporate and individual goals and aligns executive performance with the Company’s strategic priorities.

LTI Awards	50% awarded in RSUs vesting annually over three years and 50% awarded in PSUs with three-year performance vesting conditions LTI = Base Salary x LTI Target x LTI retention factor.

Promotes longer-term retention and aligns long-term interests of the Company’s executives with those of shareholders.

PSUs reflect at-risk awards that link payouts to relative TSR over a three-year period.

Rewards executives for industry out-performance.

Retirement Savings Plan Contributions	Annual contribution matching by LAC to a retirement savings plan, up to 4% of base salary in 2025, subject to a contribution ceiling established annually (For Canadian employees (RRSP), the 2025 ceiling was CDN$32,490. For U.S. employees (401(k)), the 2025 ceilings were $23,500 for employees under age 50 and $31,100 for employees age 50 and over.)	Market competitive benefit. Encourages retirement savings.

Health, Wellness and Other Benefits	Health, dental, life, critical illness and disability insurance. Health and wellness spending account.	Market competitive benefits. Encourages and supports health and wellness.

The C&L Committee reviews each element of compensation for market competitiveness and may weigh a particular element more heavily based on the respective executive’s role and responsibilities within the Company. The committee’s focus is on remaining competitive in the market with respect to LAC’s total compensation program, in addition to certain components of executive compensation such as base salary and performance-based compensation.

For the year ended December 31, 2025, STI awards for the Named Executives were determined based on the 2025 scorecard (weighted in the range of 80% to 100% for Named Executives based on position level) and individual performance for the year (weighted in the range of 0% to 20% for Named Executives based on position level). Corporate goals and objectives were then cascaded down throughout the organization, after being approved by the C&L Committee.

Following the Separation, executive officer and director compensation was paid by LAC. In connection with the Separation, holders of all RSUs, PSUs and DSUs of Old LAC (the “Old LAC Units”) received, in exchange for such outstanding Old LAC Units, equivalent incentive securities of LAC and Lithium Argentina (the “Lithium Argentina Units”). In order to compensate for adjustments made to the Lithium Argentina Units pursuant to the application of subsection 7(1.4) of the Tax Act, certain directors and executive officers of LAC were granted additional RSUs on October 24, 2023, which vested on January 1, 2024 unless such directors or executive officers opted to defer such vesting (the “Cutback Grant”), as more particularly described in the footnotes to the tables below. Although the Company has the discretion to award RSUs, PSUs and options to directors under LAC’s Equity Incentive Plan (the “Former Plan”), the Cutback Grant was intended as a one-time grant to certain directors and executive officers to compensate for certain adjustments under the Tax Act. Going forward, the Company generally intends to compensate directors with a combination of cash and DSUs, rather than RSUs, PSUs and/or options, pursuant to its director compensation program under LAC’s Amended and Restated Equity Incentive Plan (the “A&R Plan”).

Pursuant to the A&R Plan, no non-employee director shall be granted awards during any calendar year that, when aggregated with such non-employee director’s cash fees with respect to such calendar year, exceed US$700,000 in total value.

Compensation Governance

Compensation matters are overseen by the C&L Committee, which consists of Jinhee Magie (Chair), Yuan Gao and Philip Montgomery, each of whom is an independent director. The C&L Committee is responsible for (a) reviewing senior leadership development and succession planning; (b) discharging the Board’s responsibilities relating to compensation and benefits of executive officers and directors; and (c) developing and overseeing the Company’s compensation policies and programs. The C&L Committee also has the authority to engage external advisors to assist in fulfilling its mandate.

Each of the C&L Committee members has served as a senior officer and/or as a director of public or private companies and has experience in executive and corporate compensation programs, providing them with an understanding of executive compensation policies and practices, along with practical experience as to the workings of such programs and policies. As such, each C&L Committee member has the necessary background and skills to provide effective oversight of executive and director compensation and ensure that sound risk management principles are being upheld in order to align executives’ and shareholders’ interests. Refer to the profiles of each director who serves on the C&L Committee in the Directors and Section 16 Officers – Directors of the Registrant – Director Profiles section.

Performance Evaluation and Compensation Process

The C&L Committee annually reviews the appropriateness of LAC’s compensation policies, practices and pay components. At year-end, the C&L Committee assesses and reports, to the independent directors, the Executive Chair’s and CEO’s performance as measured against their goals and objectives and the performance of LAC overall, as well as oversees the performance and compensation of the other executive officers at LAC. The CEO is actively engaged in LAC’s compensation programs, other than with respect to his own compensation. The CEO conducts an annual evaluation of each Named Executive’s performance and recommends salary adjustments and individual performance scores to the C&L Committee with the exception of the Executive Chair whose salary adjustment is recommended by the C&L Committee. When determining levels of compensation, the C&L Committee considers the CEO’s recommendations, performance, level of responsibility and relevant market data.

The Board reviews all recommendations of the C&L Committee before giving final approval. Directors who are also executives do not participate in deliberations regarding their own compensation.

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

The Company will generally engage an independent external compensation consultant to provide advice in connection with executive pay benchmarking, incentive plan design, compensation governance and pay for performance. The C&L Committee retains the independent consultant and receives recommendations from the consultant and determines if any changes are needed to the Company’s executive compensation program and levels of compensation. CAP was engaged as the Company’s independent compensation consultant in 2025. The Management Compensation Committee oversees compensation matters for non-executive employees, led by LAC’s Vice President, Human Resources and including the CEO, CFO and Executive Vice President, Capital Projects and Operations.

Compensation Advisor and Peer Group Benchmarking Review

To continue to offer market-competitive levels of compensation, the Company engaged CAP to provide independent compensation advisory services to the C&L Committee and management. CAP was engaged to recommend executive compensation and performance peer groups for LAC, which were approved by the Board and are more particularly described in the Executive Compensation Peer Group and Peer Group subsections below. CAP also provided the following services to the Company in 2025: executive compensation benchmarking, incentive plan design and non-employee director compensation benchmarking. CAP regularly attends meetings of the C&L Committee.

The 2025 benchmarking review completed by CAP, in consultation with management and the C&L Committee, involved an assessment review of an executive compensation peer group consisting of public lithium mining companies, other diversified mining companies, and lithium and other specialty chemical producers located in Canada, the U.S. and Australia which publicly disclose their compensation practices. After confirming the peer group, target compensation for the Company’s executives was compared to peer group data and other industry survey data, reflecting positions with similar roles and scopes of responsibility. Executive compensation adjustments for 2025 were determined based on this review, in addition to the PSU performance peer group established for 2025.

Executive Compensation Peer Group

Following the Separation in 2023, the Board has periodically reviewed LAC’s peer group to ensure alignment with the Company’s size, strategy and market positioning. In November 2024, CAP conducted a comprehensive review of the peer group based on the following criteria:

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

Based on CAP’s review and recommendations, the Board approved the following Compensation Peer Group for 2024. The peer group was reviewed again in 2025 and remained unchanged.

2025 Compensation Peer Group(1)

Centerra Gold Inc.	Liontown Limited (formerly Liontown Resources Limited)	Sigma Lithium Corporation

Compass Minerals International, Inc.	Lithium Argentina AG (formerly Lithium Americas (Argentina) Corp.)	SSR Mining Inc.

Ecovyst Inc.	McEwen Inc. (formerly McEwen Mining Inc.)	Standard Lithium Ltd.

Elevra Lithium Limited (formerly Sayona Mining Limited)	MP Materials Corp.	TETRA Technologies, Inc.

Ioneer Ltd.	Oceana Gold Corporation	Tronox Holdings plc

Note:

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

Criteria for Selection as Performance Peers
Industry	Public companies with comparable sectors to include mining – specifically lithium, then broader to other precious metals, and specialty chemicals companies with a focus on lithium mining
Geographic Location	Companies operating in similar geographic locations, consideration of stock price correlation and performance among companies within the peer group

Size	Comparable size to LAC based on market capitalization, enterprise value, and level of assets

2025 Performance Peer Group

Albemarle Corporation	Liontown Limited	PLS Group Limited

American Battery Technology Company	Lithium Argentina AG	Sigma Lithium Corporation

Compass Minerals International, Inc.	MP Materials Corp.	Standard Lithium Ltd.

Ioneer Ltd.	Mineral Resources Limited	TETRA Technologies, Inc.

For PSU awards granted in 2024, which remain outstanding, the Company used the following performance peer group:

Albemarle Corporation	Mineral Resources Limited	Piedmont Lithium, Inc.

Arcadium Lithium plc	MP Materials Corp.	Standard Lithium Ltd

Compass Minerals International, Inc.	Pilbara Minerals Limited	TETRA Technologies, Inc.

Ioneer Ltd.

Base Salary

Base salaries are set with the goal of being competitive with companies of a similar size and stage of development, thereby enabling the Company to compete for and retain executive officers critical to the Company’s long-term success. The C&L Committee and the Board approve the salary ranges for executives based on the annual compensation benchmarking review. In determining executive salaries, the C&L Committee considers a number of factors, including:

●	the particular responsibilities of the position;

●	salaries paid by comparable businesses and factoring in market conditions for talent;

●	the experience level of the executive; and

●	the executive’s overall performance or expected performance (in the case of a newly hired executive).

An assessment of these criteria is made by the C&L Committee for the CEO and Executive Chair. For other Named Executives management conducts the assessment and makes a recommendation to the committee, which reviews and provides recommendations to the Board. The Board approves all executive base salary adjustments.

Short-Term Incentive Compensation

The Company awards annual STI compensation to executives based on the achievement of corporate and individual goals for the applicable performance year. STI awards are designed to motivate performance that is aligned with the overall strategic objectives of the Company.

STI targets are established as a percentage of base salary for each executive position, ranging from 50% for certain executives up to 100% for the CEO and Executive Chair in 2025. Actual awards are subject to a multiplier ranging from 0 to 200%, depending on actual performance for the year. STI compensation is discretionary and generally consists of a 50% cash payment and a 50% grant of RSUs vesting 60 days following date of grant. RSUs are awarded under the A&R Plan.

STI awards are determined based on the corporate scorecard for the year and the individual performance of each executive. The C&L Committee determines STI awards for the CEO and Executive Chair and reviews and approves awards for other Named Executives based on management’s recommendations. All STI awards are approved by the Board.

The STI award calculation formula is as follows:

For 2025, the minimum payout, STI target and maximum payout opportunities for each Named Executive are set out below. STI awards may be revised above or below the target set for any of the Company’s Named Executives or other senior management, in the discretion of the Board on recommendation from the C&L Committee within the minimum and maximum ranges provided in the table.

Named Executive	Minimum% Payout	STI Target % of Salary	Maximum Payout % of STI Target	Maximum Payout % of Salary	Corporate Goals Weighting	Individual Goals Weighting
Jonathan Evans	0%	100%	200%	200%	100%	0%
Kelvin Dushnisky	0%	100%	200%	200%	100%	0%
Richard Gerspacher	0%	75%	200%	150%	80%	20%

2025 Corporate Performance

Summary of Corporate Scorecard Results

2025 was a transformational year with an overall company score of 153%. The Company’s 2025 scorecard targets and related performance results are summarized below.

Category, Weight (out of 100%) and Corporate Score (0-200% rating based on performance)	2025 Performance
Health, Safety and Environment (HSE) and ESG Total weight: 25% Corporate score achieved: 48%	Achieved a site total recordable injury frequency (TRIF) of 0.24 at Thacker Pass and over 1.69 million work hours with no lost time incidents and zero EPA reportable incidents.

Objectives: Health, Safety, Environment, People & Community, Government/External Affairs, Media and Market

Strengthened relationships at all levels and at multiple agencies with the U.S. government.

Reinforced our commitment to local communities by signing an amended Community Benefits Agreement with the Fort McDermitt Paiute and Shoshone Tribe.

Received Board approval to align operational third-party assurance with the Responsible Mining Initiative (RMI).

Operations Total weight: 25% Corporate score achieved: 48% Objectives: Compliance and Governance, Reporting and Systems, DOE Loan Draw

Secured a strategic investment from Orion Resources Partners that allowed us to declare FID and advance to major construction.

Completed multiple at-the-market financings, which helped us meet conditions to finalize the DOE Loan amendments to successfully receive first draw.

Established compliance and governance frameworks for the LAC-GM Holdings LLC (“GM”) joint venture.

Implemented a new company-wide HRIS and payroll platform, strengthening our people infrastructure through improved data accuracy, and streamlined processes, enhancing support for our employees and leaders as we scale toward operations.

Project Execution Total weight: 50% Corporate score achieved: 58% Objectives: Operational & Business Readiness Execution, Engineering and Construction

Advanced major construction at Thacker Pass and achieved significant vertical progress. Ended the year, completing more than 90% of detailed engineering and more than 25% of operational business readiness.

Long-Term Incentive Compensation

LTI compensation is another key component of the Company’s executive compensation program. LTI compensation is designed to promote long-term performance and retention and to align executives’ interests with those of shareholders. LTI awards provide executives with the opportunity to participate in the Company’s performance and the risks of share ownership.

PSUs and RSUs are generally awarded to executives as LTI awards under the A&R Plan. PSUs generally have a three-year performance vesting cycle and are subject to performance vesting conditions based on relative TSR as described below. RSUs generally vest annually over a three-year period. The Company has the discretion to award options under the A&R Plan as executive compensation; however, the Company generally intends to award PSUs and RSUs, rather than options, pursuant to its executive compensation program.

LTI awards for the CEO and Executive Chair are determined by the C&L Committee. For other executives and non-executives, management makes recommendations based on individual performance and retention considerations, which are reviewed by the Management Compensation Committee and the C&L Committee. The C&L Committee then makes a recommendation for Board approval of all LTI awards to be granted as equity compensation.

The minimum LTI target and maximum payout opportunity for each Named Executive for 2025 based on performance in 2024 are set out below, as a percentage of base salary. Similar to STI awards, a LTI award may be revised above or below the target set for any of the Company’s Named Executives or other senior management, in the discretion of the Board on recommendation from the C&L Committee within the minimum and maximum ranges provided in the table.

Named Executive	LTI Minimum Payout	LTI Target % of Base Salary	LTI Maximum % of Target	LTI Maximum % of Base Salary

Jonathan Evans	0%	225%	120%	270%

Kelvin Dushnisky	0%	130%	120%	156%

Richard Gerspacher	0%	100%	120%	125%

PSU Performance

PSUs will generally vest in full three years from the grant date and are payable in Common Shares. Performance is determined based on a comparison of TSR for LAC versus a performance peer group. The TSR for the three-year vesting period is calculated based on three cumulative measurement periods of equal weighting. The formula used to determine the payout factor for the 2025 PSUs is as follows:

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

2025 Individual Performance and STI and LTI Awards

2025 STI awards for Named Executives based on corporate and individual performance are set out in the table below.

Named Executive	2025 Annual Base Salary ($)	STI Cash Awards ($)	Number of RSUs Awarded as STI Award (1)	RSU STI Award Value ($)

Jonathan Evans	666,250	509,681	82,172	509,681

Kelvin Dushnisky	604,750	462,634	74,587	462,634

Richard Gerspacher	476,625	275,608	44,434	275,608
Note:

(1)
Amounts in this column represent the STI awards for performance in 2025 determined based on actual achievement of the applicable performance metrics. Fifty percent of the amount was paid in cash in February 2026, and the remaining fifty percent was granted on January 29, 2026, vesting 60 days from such grant date. See
Executive Compensation – 2025 Individual Performance and STI and LTI awards
.

The calculated 2025 LTI awards granted to Named Executives based on their individual performance scorecards and adjusted for long-term retention purposes are set out in the table below. The Board approved the 2025 PSU awards with a three-year vesting period in April 2025. 2025 PSU awards will be fully vested in April 2028.

Named Executive	2024 Annual Base Salary ($)	LTI Award Value (1) ($)	Number of PSUs Awarded as LTI Award	Number of RSUs Awarded as LTI Award

Jonathan Evans (2)	650,000	1,499,063	293,692	293,692

Kelvin Dushnisky (3)	590,000	786,175	154,025	154,025

Richard Gerspacher (4)	465,000	524,288	102,717	102,717
Notes:

(1)
The fair value of share-based LTI RSU and PSU awards was based on the five-day
VWAP of $2.5521 calculated as of the day prior to the grant date. Amounts in this column for Named Executive each represent the aggregate grant date fair value of the RSUs and PSUs granted to each of the Named Executives, calculated in accordance with FASB ASC Topic 718 and excluding the effect of estimated forfeitures. The FASB ASC Topic 718 grant date fair value of the PSUs was determined using a Monte Carlo simulation. The assumptions underlying these calculations are the closing share prices and volatility of the Company and its peer group, the risk-free rate derived from the U.S. Treasury curve, and a correlation matrix of share price returns calculated over a historical period of three years. See
Executive Compensation – Elements of Executive Compensation – PSU Performance
for further details on how the Company determines the value of PSUs and PSU vesting.

(2)	Mr. Evans’ 2025 LTI awards were based on his base salary of $666,250 as of January 1, 2025.

(3)	Mr. Dushnisky’s 2025 LTI awards were based on his base salary of $604,750 as of January 1, 2025.

(4)	Mr. Gerspacher’s 2025 LTI awards were based on his base salary of $476,625 as of January 1, 2025.
Benefits
LAC provides a benefits program, including health, dental, life, critical illness and disability insurance, employee and family assistance program, and a health and wellness spending account to encourage a healthy lifestyle for the Company’s employees, including Named Executives. LAC also offers annual retirement savings plan contribution matching, as further described in the table under
Elements of Executive Compensation
.
Policies and Practices Related to the Grant of Certain Equity Awards in Relation to the Release of Material Nonpublic Information
LAC does not currently grant stock options or option-like equity awards to the Company’s executive officers, employees or directors, therefore LAC does not currently have a formal practice or policy with respect to the grant of stock options or option-like awards.

Other Compensation Objectives

Effective January 1, 2026, LAC updated its Share Ownership Policy, which requires, among other things, that (i) non-executive directors of LAC are required to hold Common Shares (including any grants of RSUs and DSUs) having a value equal to five times their annual cash retainer, and must achieve this level of share ownership within five years from the date they are first elected or appointed as a director of LAC; (ii) the CEO of LAC is required to hold Common Shares (including any grants of RSUs and PSUs) having a value equal to five (5) times the gross amount of the CEO’s annual base salary; and (iii) all other executives are required to hold Common Shares (including any grants of RSUs and PSUs) having a value equal to two (2) times the gross amount of their salary. Unexercised stock options (whether vested or unvested) and unearned PSUs do not count toward the minimum share ownership requirements. Executives who were executives as at January 1, 2024, are required to achieve the foregoing required levels of share ownership within five years following January 1, 2024, or if they were appointed subsequent to January 1, 2024, within five years from the date they are appointed as an executive of LAC.

Management of Risks

The C&L Committee and the Board periodically assess the implications of the risks associated with the Company’s compensation policies and practices. The committee retains discretion in implementing compensation decisions to mitigate unintended outcomes while remaining responsive to market conditions. Through the committee’s Charter, the C&L Committee has sole authority to retain consultants to assist it in the evaluation of compensation of the Company’s Named Executives and other senior management as well as directors. The Company maintains policies designed to mitigate compensation-related risks that could encourage inappropriate or excessive risk-taking. All material contracts and agreements require approval of the Board. The Board also approves annual and capital budgets. Under the Company’s Incentive Compensation Recovery (Clawback) Policy, the G&N Committee may recoup erroneously awarded incentive compensation, including RSUs, DSUs, PSUs and options, in the event of an accounting restatement due to material noncompliance with financial reporting requirements or misconduct that has a material adverse effect on the Company. The Incentive Compensation Recovery (Clawback) Policy is filed as an exhibit to the Form 10-K and available on the Company’s website.

The Company’s Securities Trading Policy, which applies to (i) directors, executive officers and employees of LAC, (ii) the family members of those persons described in (i), and (iii) LAC contractors and consultants who have access to material nonpublic information concerning LAC (collectively, “Insiders”), prohibits Insiders from buying or selling LAC securities when in possession of material nonpublic information and during other closed periods. Any sale or purchase of Common Shares by directors, executive officers and all other senior leaders must be made during pre-established periods after receiving preclearance by LAC’s CFO or General Counsel, or such other person as may be designated by LAC from time to time. Trading in LAC derivatives (i.e., puts or calls), engaging in short sales or otherwise engaging in hedging activities and pledging of LAC securities is prohibited for all Insiders. The Securities Trading Policy is filed as an exhibit to the Form 10-K filed with the SEC on March 19, 2026 and is available on the Company’s website.

Summary Compensation Table

The table below sets out all compensation for Named Executives for the Company’s fiscal years ended December 31, 2025 and December 31, 2024. Named Executives who are also directors of the Company are not compensated for their services as directors.

Named Executive and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
Jonathan Evans,	2025	666,250	–	1,499,063	1,019,363	23,500	3,208,176
President and CEO
	2024	650,000	–	1,500,000	832,000	13,800	2,995,800

Kelvin Dushnisky,	2025	604,750	–	786,175	925,268	16,245	2,332,438
Executive Chair
	2024	590,000	–	147,500	755,200	0	1,492,700

Richard Gerspacher,	2025	476,625	–	524,288	551,217	23,500	1,575,630
Executive Vice President, Capital Projects and Operations(4)	2024	465,000	–	517,500	468,720	13,800	1,465,020

Notes:

(1)

Amounts in this column for each Named Executive represent the aggregate grant date fair value of the RSUs and PSUs granted to each of the Named Executives, calculated in accordance with FASB ASC Topic 718 and excluding the effect of estimated forfeitures. The FASB ASC Topic 718 grant date fair value of the PSUs was determined using a Monte Carlo simulation. The assumptions underlying these calculations are the closing share prices and volatility of the Company and its peer group, the risk-free rate derived from the U.S. Treasury curve, and a correlation matrix of share price returns calculated over a historical period of three years. See Executive Compensation – Elements of Executive Compensation – PSU Performance for further details on how the Company determines the value of PSUs and PSU vesting.

(2)

Amounts in this column represent the STI awards for performance in 2025 and 2024 determined based on actual achievement of the applicable performance metrics. Fifty percent of the amount was paid in cash in February 2026, and the remaining fifty percent was granted on January 29, 2026, vesting 60 days from such grant date. The amounts in this column represent both the cash and expected value of the RSUs. See Executive Compensation – 2025 Individual Performance and STI and LTI awards.

(3)

Amounts in this column include the following for 2025: (i) for Mr. Evans, $23,500 in Company 401(k) plan contributions; and (ii) for Mr. Gerspacher, $23,500 in Company 401(k) plan contributions, For Mr. Dushnisky CAD$ 16,245 in RRSP employer match.

(4)

Mr. Gerspacher has served as the Executive Vice President, Capital Projects and Operations of the Company since January 1, 2026. He served as the Executive Vice President, Capital Projects since the Separation on October 3, 2023 to December 31, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

The table below sets out all outstanding and unvested equity awards for Named Executives for the Company’s fiscal year ended December 31, 2025.

	Stock Awards

Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Jonathan Evans	582,499	2,539,695.64	371,450	1,619,519.82
Kelvin Dushnisky	608,466	2,652,911.76	161,671	704,885.56
Richard Gerspacher	155,053	676,031.08	129,544	564,811.84

Notes:

(1)	The amounts in this column represent:

RSUs granted on April 10, 2025, to each of the Named Executives in the following amounts: Mr. Evans, 293,692 RSUs; Mr. Dushnisky, 154,025 RSUs; and Mr. Gerspacher, 102,717 RSUs. The RSUs vest in annual equal installments on April 10, 2026, April 10, 2027 and April 10, 2028, subject to continued employment through such vesting dates.

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

PSUs granted to Mr. Evans, Mr. Dushnisky and to Mr. Gerspacher all in 2024 and 2025 in the following amounts: Mr. Evans, 155,515 and 293,692 PSUs, respectively, Mr. Dushnisky, 15,292 and 154,025 PSUs respectively and Mr. Gerspacher, 53,653 and 102,717 PSUs respectively.

PSUs granted to Mr. Evans in 2023 and to Mr. Gerspacher in 2023 in the following amounts: Mr. Evans, 46,996 PSUs, and Mr. Gerspacher, 23,746 PSUs. The 2023 PSUs were deemed earned at 100% as of the Separation and subject only to continued employment through February 8, 2026.

DSUs granted to Messrs. Evans and Dushnisky in the following amounts: Mr. Evans, 9,747 DSUs; and Mr. Dushnisky, 10,548 DSUs. The DSUs will vest and be settled upon a termination of employment.

(2)

The amounts in this column reflect the aggregate market value of outstanding RSUs, PSUs and DSUs, as applicable, calculated using the value of a common share of the Company on December 31, 2025, which was $4.36.

(3)

The amounts in this column represent the threshold number of PSUs granted on January 23, 2024 to each of the Named Executives that could become earned based on the Company’s absolute and relative TSR performance over a three-year performance period. As of December 31, 2025, the Company’s absolute and relative TSR performance were both tracking at 0%. Therefore, pursuant to the applicable SEC rules, the amounts in this column reflect the threshold payout. The actual number of PSUs earned based on actual performance over the full performance period may be more or less than this amount.

(4)	The amounts in this column reflect the aggregate market value of outstanding PSUs, calculated using the value of a common share of the Company on December 31, 2025, which was $4.36.

(5)

At the time of the Separation, Mr. Evans was granted replacement RSUs for awards originally granted in April 2019, October 2019, March 2020, January 2021, January 2022, and February 2023, totaling 227,222 RSUs. These RSUs vest upon both a change in control and the cessation of employment.

Other Compensation and Pension Benefits

LAC has not maintained, and does not currently maintain a defined benefit pension plan or nonqualified deferred compensation plan in which the Company’s Named Executives participate. The Company currently maintains a registered retirement savings plan (“RRSP”) program for Canadian employees and a 401(k) savings plan for U.S. employees, where eligible employees, including the Company’s Named Executives, are allowed to contribute portions of their eligible compensation to a tax-qualified account. For the RRSP, LAC provided discretionary matching contributions equal to 4% of employees’ eligible compensation contributed to their RRSP plan up to a maximum of CDN$32,490 and $23,500 for ages below 50; and $31,100 for ages 50 and over. For the 401(k) savings plan, LAC provided discretionary matching contributions equal to 4% of employees’ eligible compensation contributed to the plan up to a maximum compensation limit of $350,000.

Employment Agreements

Jonathan Evans, President and Chief Executive Officer

As at December 31, 2025, Mr. Evans was paid a base salary of $666,250 and was eligible to receive short-term incentive compensation at a target rate of 100% of base salary (“Evans STI Bonus”) and long-term incentive compensation at a target rate of 225% of base salary. Effective January 1, 2026, the Board approved adjustments to Mr. Evans’ base salary to $725,000.

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

If at any time there is a “Change of Control” during the employment agreement (as defined in the employment agreement), and conditional upon Mr. Evans continuing to perform services to LAC Management LLC (“LACM”) until the “Change of Control” event, then Mr. Evans will receive the Evans Severance Package described above, and all equity awards previously granted will vest immediately in accordance with the terms of the A&R Plan.

Kelvin Dushnisky, Executive Chair

As at December 31, 2025, Mr. Dushnisky was paid a base salary of $604,750 and was eligible to receive short-term incentive compensation at a target rate of 100% of base salary (“Dushnisky STI Bonus”) and long-term incentive compensation at a target rate of 130% of base salary. Effective January 1, 2026, the Board approved adjustments to Mr. Dushnisky’s base salary to $625,000.

Mr. Dushnisky was granted a one-time signing equity award with a grant date fair value of $1,770,000 in the form of RSUs. On termination of employment without cause, because of a “Disability,” or for “Good Reason,” each as defined in Mr. Dushnisky’s employment agreement, Mr. Dushnisky will receive the following severance package: (a) 18 months of his base salary; (b) any equity awards previously granted will be governed by the terms of the A&R Plan. and any applicable grant agreement; and (c) continuation of benefits coverage and vacation accrual for the minimum notice period required by applicable employment standards legislation.

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

●	24 months of base salary;

●	two times the Dushnisky STI Bonus; and

●

benefits continuation for 24 months if permitted by the rules of the applicable benefits plan(s). For benefits that cannot be continued through the entire 24 months, the Company will pay Mr. Dushnisky the value of the premiums that would be paid to the plans during the 24 month period.

All equity awards previously granted will vest immediately in accordance with the terms of the A&R Plan.

Richard Gerspacher, Executive Vice President, Capital Projects and Operations

As at December 31, 2025, Mr. Gerspacher was paid a base salary of $476,625, and was eligible to receive short-term incentive compensation at a target rate of 75% of base salary (“Gerspacher STI Bonus”) and long-term incentive compensation at a target rate of 100% of base salary. Effective January 1, 2026, the Board approved adjustments to Mr. Gerspacher’s base salary to $490,924 in connection with his promotion to Executive Vice President, Capital Projects and Operations. Mr. Gerspacher received a one-time grant of equity awards in the form of RSUs with a value of $465,000 (the “Initial Gerspacher RSUs”).

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

If at any time there is a “Change of Control” during the employment agreement (as defined in the employment agreement), and within 12 months of such “Change of Control”:

1.	Mr. Gerspacher’s employment is terminated without cause, or

2.

Mr. Gerspacher resigns for “Good Reason” (as defined in the employment agreement) after (a) providing LACM with written notice of the circumstances constituting “Good Reason”; (b) LACM failing to remedy the circumstances constituting “Good Reason”, then Mr. Gerspacher will be entitled to receive the Gerspacher Severance Package described above, except that the Gerspacher Severance Period will then be 24 months; and (c) all equity awards previously granted will vest immediately in accordance with the terms of the A&R Plan.

Management Contracts

No management functions of the Company or its subsidiaries are to any substantial degree performed by a person or company other than the directors and officers of the Company or its subsidiaries.

Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans

The A&R Plan is the Company’s only equity incentive plan and governs all equity incentives awarded by LAC, including RSUs, PSUs, DSUs and options. The Company’s is permitted to issue an aggregate of 28,400,737 Common Shares under the A&R Plan (or approximately 8.14% of the Common Shares based on the number of Common Shares outstanding on April 23, 2026). The A&R Plan was approved by shareholders at the annual and special meeting of the shareholders held on June 11, 2025.

The following information is as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding Options $ (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by the securityholders	6,660,714	(1)	-	16,799,834	(3)

Equity compensation plans not approved by the securityholders	-		-	-

Total	6,660,714		-	16,799,834

Notes:

(1)

Represents the target number of Common Shares subject to PSU awards and the number of Common Shares subject to RSU and DSU awards granted under the Plan that are outstanding and unvested as of December 31, 2025. Because the number of Common Shares to be issued upon settlement of outstanding PSU awards is subject to performance conditions, the number of shares actually issued may be more or less than the number reflected in this column. No options or warrants have been granted under the A&R Plan.

(2)	No options or warrants have been granted under the A&R Plan and the awards reflected in column (a) are not reflected in this column as they do not have an exercise price.

(3)	Represents the total number of Common Shares remaining available for issuance under the A&R Plan as of December 31, 2025.

Director Compensation

The Company’s director compensation program has been designed to be competitive to market. LAC intends to review the program with the assistance of an independent compensation consultant every two years to allow LAC to attract and retain qualified directors to serve on the Board. The first review occurred in 2024. The compensation peer group for purposes of benchmarking director compensation is the same as that for the Company’s executive compensation program. See Executive Compensation – Compensation Benchmarking for further details.

Director Fee Schedule

The fee schedule for independent directors for the year ended December 31, 2025 is set out below. Compensation the Company pays to its independent directors is comprised of fees for serving on the Board and committees. Fees are payable quarterly, through a combination of cash and DSU grants at the election of each independent director and in accordance with the A&R Plan. Fees are generally paid or issued for the previous quarter’s services concurrent with Board meetings to approve quarterly and annual filings.

Non-Employee Director Compensation Annual base fees	Compensation (in cash or securities)
Independent director fee (for all independent directors)

$190,000 per year, with a minimum of $125,000 payable in DSUs under the A&R Plan

Directors may choose to take more of the cash retainer in DSUs (up to the full $190,000); provided that, such election shall be made by each Director once per year and shall apply for the entire year, whereby a Director shall not have the option to amend an election once made for the calendar year

Lead independent director retainer	$25,000: $15,000 cash and $10,000 in DSUs under the A&R Plan

Additional fees for serving on committees
Annual fee for acting as Chair of the Audit and Risk Committee	$28,500 per year

Annual fee for acting as Chair of the Compensation and Leadership Committee	$22,500 per year
Annual fee for acting as Chair of the Technical Committee	$25,000 per year

Annual fee for acting as Chair of any other Committee of the Board	$20,000 per year
Annual fee for serving as a non-Chair member of any committee	$10,000 per year

Special committee meeting fees	To be set by the Board concurrent with establishing the special committee, and dependent upon the expected workload
On June 25, 2025, (“Grant Date”) a one-time grant of equity awards with a target value of $150,000 (“Special Grant”) was awarded to Philip Montgomery

The Board approved a special grant of RSUs to Mr. Montgomery, the Chair of the Technical Committee, calculated using the five-day VWAP over the last five trading days of Q1 2025 concurrent with the Q1 DSU grants.

The Special Grant, which was approved concurrently with the approval of 2025 director compensation with authority delegated to the Chair of the Audit and Risk Committee to formally authorize and approve the Grant Date, was subject to Shareholder approval of the A&R Plan at the annual meeting of Shareholders on June 11, 2025.

The Special Grant shall vest as follows:

●

1/3 shall vest at the expiration of 12 months after the Grant Date;

●

1/3 shall vest at the expiration of 24 months after the Grant Date; and

●

1/3 shall vest at the expiration of 36 months after the Grant Date.

The Special Grant recognizes Mr. Montgomery’s significant technical expertise and the substantial time commitment associated with his role as Chair of the Technical Committee, particularly during the Company’s current development phase. The C&L Committee determined that the grant is appropriate in light of the importance of technical oversight to the Company’s strategy and the increased responsibilities associated with this role.

The Company also reimburses directors for reasonable travel and out-of-pocket expenses in connection with their services, including attendance at in-person meetings and site visits. Directors are also eligible to receive options under the A&R Plan as compensation; however, the Company generally intends to award DSUs to directors, rather than options, pursuant to its director compensation program.

Independent directors are compensated for serving on special committees, with fees set by the Board at the time the special committee is formed. There were no special committees of the Board during 2025.

Director Compensation Table

The table below summarizes the compensation earned by all directors other than directors who are also Named Executives for the year ended December 31, 2025. In 2025, a total of $1,321,000 in director compensation was earned by independent directors.

The total amount of director compensation in the table below excludes compensation earned by Mr. Evans and Mr. Dushnisky, who do not receive additional compensation for their services as directors of LAC but rather are compensated in connection with their respective executive roles.

Director Name	Fees Earned ($)(1)	Share- Based Awards ($)(2)	Total ($)(2)
Michael Brown	30,000	190,000	220,000
Fabiana Chubbs	103,500	125,000	228,500
Yuan Gao	95,000	160,000	255,000
Zach Kirkman(3)	–	–	–
Jinhee Magie	107,500	125,000	232,500
Philip Montgomery(4)	110,000	275,000	385,000

Notes:

(1)	Cash portion of fees earned by each director.

(2)

Share-based awards portion of fees earned by each director. Amounts in this column represent the aggregate grant date fair value of the DSUs granted to directors during the 2025 fiscal year, calculated in accordance with FASB ASC Topic 718. The FASB ASC Topic 718 value for the DSUs was calculated using the volume weighted adjusted price (“VWAP”) over the five days up to and including the last day of the applicable quarter. As of December 31, 2025, the following DSUs were held by each of the Company’s directors, which are unvested and will be settled at the end of their board tenure, respectively: (i) Michael Brown, 92,288 DSUs, (ii) Fabiana Chubbs, 94,421 DSUs, (iii) Yuan Gao, 118,516 DSUs, (iv) Jinhee Magie, 71,239 DSUs and (v) Philip Montgomery, 58,582 DSUs.

(3)

Pursuant to the GM Investor Rights Agreement, a director’s fee would have been payable to Mr. Kirkman based on Mr. Kirkman’s service on the Board unless GM waived the fee. GM waived the director’s fee and as such Mr. Kirkman did not receive director compensation as the GM director nominee on the Board. Mr. Kirkman, who was nominated as a director by GM, resigned from the Board effective March 1, 2026 concurrent with stepping down from his role at GM to pursue other opportunities.

(4)

Pursuant to the Amended and Restated Lithium Americas Corp. Equity Incentive Plan, the Board approved a one-time grant of RSUs to Mr. Montgomery, the Chair of the Technical Committee, of $150,000, calculated based on a five-day VWAP as at the last five trading days of Q1 2025.

The following table provides a breakdown of the fees earned by independent directors in the table above, based on the services each director provided under the fee schedule, except as otherwise indicated:

Director Name		Board Retainer ($)	Committee Retainer ($)	Board and Committee Meeting Fees ($)	Total ($)
Michael Brown	Cash Share-based Awards	– 190,000	30,000 –	– –	30,000 190,000
Fabiana Chubbs	Cash Share-based Awards	65,000 125,000	38,500 –	– –	103,500 125,000
Yuan Gao	Cash Share-based Awards	55,000 160,000	40,000 –	– –	95,000 160,000
Zach Kirkman(1)	Cash Share-based Awards	– –	– –	– –	– –
Jinhee Magie	Cash Share-based Awards	65,000 125,000	42,500 –	– –	107,500 125,000
Philip Montgomery(2)	Cash Share-based Awards	65,000 125,000	45,000 150,000	– –	110,000 275,000

Notes:

(1)

Pursuant to the GM Investor Rights Agreement, a director’s fee would have been payable to Mr. Kirkman based on Mr. Kirkman’s service on the Board unless GM waived the fee. GM waived the director’s fee and as such Mr. Kirkman did not receive director compensation as the GM director nominee on the Board. Mr. Kirkman, who was nominated as a director by GM, resigned from the Board effective March 1, 2026 concurrent with stepping down from his role at GM to pursue other opportunities.

(2)

Pursuant to the Amended and Restated Lithium Americas Corp. Equity Incentive Plan, the Board approved a one-time grant of RSUs to Mr. Montgomery, the Chair of the Technical Committee, of $150,000, calculated based on a five-day VWAP as at the last five trading days of Q1 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

See Item 11 - Compensation Plans - Securities Authorized for Issuance Under Equity Compensation Plans for information regarding our equity plan compensation.

Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership Table

The table below sets forth information regarding ownership of Shares as of April 23, 2026 by each person or entity known by the Company’s directors and executive officers to beneficially own, control or direct, directly or indirectly, more than 5% of issued and outstanding Shares, and Shares beneficially owned, controlled or directed, directly or indirectly, by each of the Company’s directors, NEOs and all directors and executive officers as a group. To the best of the Company’s knowledge, except as disclosed in the table below or with respect to the Company’s directors and executive officers, the Company is not controlled, directly or indirectly, by another corporation, by any foreign government or by any other natural or legal persons.

The number of Shares beneficially owned by each person is determined under applicable SEC rules. Under these rules, a person is considered to have “beneficial ownership” of any shares over which that person, directly or indirectly, has or shares voting or investment power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all Shares beneficially owned by them. The beneficial ownership percentage of each person is based on 348,821,406 Shares outstanding as of April 23, 2026.

Name of beneficial owner(1)	Number of Common Shares held	Percent of LAC shares outstanding
5% or greater shareholders
Orion Resource Partners (USA) LP(2)	29,226,660	7.73%
Officers and Directors
Aubree Barnum(3)	99,118	*
Michael Brown(4)	124,107	*
Fabiana Chubbs(5)	122,547	*
Luke Colton	50,285	*
Tim Crowley	181,011	*
Kelvin Dushnisky(6)	221,052	*
Jonathan Evans(7)	791,192	*
Yuan Gao(8)	140,682	*
Richard Gerspacher	146,838	*
Edward Grandy	173,322	*
Jinhee Magie(9)	95,110	*
Philip Montgomery(10)	73,374	*
Rob Russell-Smith	1,844	*
Alexi Zawadzki	96,233	*
All current directors and executive officers as a group (14 individuals)(11)	2,316,715	*%

Notes:

(1)	Except as otherwise indicated, the business address of our directors and executive officers is 3260 - 666 Burrard Street, Vancouver, BC V6C 2X8.

(2)

This information is based on a review of ownership reports filed with the SEC on or before April 23, 2026. As reported on Schedule 13G as of December 31, 2025, and filed with the SEC on February 17, 2026, the business address for Orion Resource Partners (USA) LP (“Orion”) is 1045 Avenue of the Americas, New York, NY 10018. Orion has an aggregate beneficial ownership of 29,226,660 Shares, subject to a beneficial ownership limitation of 9.99%, issuable upon conversion of the senior unsecured convertible notes in the aggregate principal amount of $195 million (the “Orion Notes”) held by Orion, which is 7.73 % of the Shares outstanding as of April 23, 2026. Conversion of the Orion Notes is subject to a limit of 19.99 % of the lesser of (a) the Company’s Shares outstanding as of March 4, 2025 and (b) the Company’s Shares outstanding at the time of the conversion. As of April 23, 2026, Orion had not converted any of the Orion Notes and did not hold any Shares. The Company takes no responsibility for such information and makes no representation as to its accuracy or completeness as of the date hereof or on any subsequent date.

(3)	Includes 24 Shares held indirectly by the individual’s spouse.

(4)	Includes 116,906 Shares underlying deferred share units.

(5)	Includes 113,731 Shares underlying deferred share units.

(6)	Includes 10,548 Shares underlying deferred share units.

(7)	Includes 9,747 Shares underlying deferred share units.

(8)	Includes 137,451 Shares underlying deferred share units.

(9)	Includes 86,031 Shares underlying deferred share units.

(10)	Includes 73,374 Shares underlying deferred share units.

(11)	Includes 547,788 Shares underlying deferred share units.

*  Represents less than one percent of the total issued and outstanding Shares.

Item 13. Certain Relationships and Related Transactions, And Director Independence.

LAC’s Code of Conduct requires all of the Company’s employees and directors to avoid any activity that is in conflict with LAC’s business interests, and to disclose any actual or potential conflicts of interest to the Company. The Company’s employees and directors must also annually certify their compliance with the Code of Conduct. Disclosures of an actual or potential conflict of interest are reviewed by the Company’s General Counsel to ensure appropriate follow-up and reporting. Any waiver from the Code of Conduct requires the approval of the CEO in consultation with the G&N Committee. For senior executive officers and members of the Board, a waiver requires the express approval of the Company’s Board and must be promptly disclosed as required by law and regulation. Since the beginning of 2025, there has been no waiver of any aspect of the Code of Conduct.

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

Except as set forth below, since January 1, 2024, the Company has not been a party to any related party transactions. A related party transaction includes transactions in which the Company was or is to be a participant and the amount involved exceeds the lesser of: (i) $120,000 and (ii) 1% of the average of the Company’s total assets as of year-end for the last two completed fiscal years. A related party includes any shareholder, director, director nominee, or executive officer of the Company who beneficially owns more than five percent of the Company’s voting securities, and the immediate family members of any such person.

GM Transactions

On October 15, 2024, the Company and GM entered an investment agreement (the “Investment Agreement”) to establish a joint venture for the purpose of funding, developing, constructing and operating Thacker Pass. Prior to closing the JV Transaction on December 23, 2024, the Company transferred its interest and certain other assets into Lithium Nevada Ventures LLC. In connection with the JV Transaction, the Company also closed an amendment to the DOE Loan to accommodate changes relating to the JV Transaction.

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

The Company and GM terminated the Tranche 2 Investment subscription agreement concurrent with the execution of the Investment Agreement.

In October 2025, the Company entered into an omnibus waiver, consent and amendment with the U.S. Department of Energy (the “DOE”) and related parties in connection with the DOE loan and agreed to modify certain agreements with General Motors and the Company’s joint venture (the “LAC-GM Joint Venture”). On January 30, 2026 (the “Issuance Date”), the Company executed an amended and restated company warrant, an amended and restated joint venture warrant, a registration rights agreement, a put, call and exchange agreement among the Company, the LAC-GM Joint Venture, General Motors Holdings LLC and DOE, and a second amended and restated limited liability company agreement for the LAC-GM Joint Venture (collectively, the “Transaction Documents”).

Under the Transaction Documents, DOE received (i) a warrant to purchase up to 18,268,687 of the Company’s common shares—representing 5% of the Company’s outstanding shares as of the Issuance Date—at an exercise price of $0.01 per share, and (ii) a warrant to purchase non-voting units representing a 5% economic interest in the LAC-GM Joint Venture (8,656,509,695 units) at an exercise price of $0.0001 per unit. Each warrant is exercisable for ten years from issuance and includes customary anti-dilution adjustments, and the joint venture warrant includes an exchange feature into Company common shares under defined conversion mechanics.

The Company also agreed to file a resale registration statement with the SEC by June 30, 2026 for the securities underlying the DOE warrants and granted DOE customary demand and piggy-back registration rights. The Company will bear certain related expenses and provide customary indemnities.

Pursuant to the put, call and exchange agreement, DOE may require GM to purchase the joint venture warrant (or cause the venture to do so) or, if a sale price cannot be agreed within specified timeframes, to exchange the joint venture warrant into a Company warrant based on a defined “Warrant Conversion Rate.” Following the earlier of scheduled or actual substantial completion of the Thacker Pass project, GM has a corresponding call right on similar terms.

In coordination with these actions, the Company agreed to amend its Phase 1 and Phase 2 offtake arrangements with GM to (i) accelerate certain production and purchase forecast timelines, (ii) extend the forecast horizon during the initial years of Phase 1 while prioritizing GM’s volumes and capping third-party firm commitments relative to GM’s forecasts, (iii) cap GM’s year-over-year forecast growth during that initial period, and (iv) provide a profit true-up if GM relinquishes non-binding volumes but later procures those volumes from third parties at higher prices. After the initial period, the arrangements revert to a two-year forecast horizon with no cap on GM’s forecasts and defined caps on third-party commitments.

Additionally, the Company will contribute $120 million to DOE loan reserve accounts within 12 months of the OWCA’s effective date ($60 million to a DSCR shortfall reserve and $60 million to a care-and-maintenance reserve). The LAC-GM Joint Venture’s operating agreement will be amended to authorize capital calls in the event of an imminent default under the DOE loan (with contributions generally at fair market value, subject to specified exceptions), and certain borrower bankruptcy-remoteness provisions under the DOE loan will be amended.

Zach Kirkman is considered a “related person” for the purposes of Item 404(a) of Regulation S-K.

Director Independence

LAC believes that the majority of the Company’s directors are independent in accordance with applicable Canadian legal requirements and guidelines and independence criteria of the regulations of the SEC and rules of the NYSE. The G&N Committee and the Board review the independence of each Board member and nominated director against these criteria at least once a year. Consistent with the laws and rules described above, the Board has reviewed all relationships between the Company and each director considered all relevant quantitative and qualitative criteria.

The Board has determined that the following five (5) of the seven (7) LAC directors qualify as independent: Yuan Gao, Michael Brown, Fabiana Chubbs, Jinhee Magie, and Philip Montgomery. The non-independent directors of the Company are Jonathan Evans, who is the President and CEO of the Company, and Kelvin Dushnisky, who is the Executive Chair. In addition, the Board has determined that all of the directors who currently serve on the A&R Committee and the C&L Committee are independent as required by NYSE and SEC criteria. The G&N Committee is also comprised entirely of independent directors, and the chairs of each of the Board committees are independent.

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

Dr. Gao has been appointed as the Lead Independent Director by the Board and is responsible for ensuring that the independent directors have regular opportunities to meet in executive sessions without the presence of executives and non-independent directors. Discussions among the independent directors will be led by the Lead Independent Director who will subsequently provide feedback to the Executive Chair. Independent directors hold regularly scheduled meetings at which non-independent directors and members of management are not in attendance.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by the Company’s external auditors, PricewaterhouseCoopers LLP, Vancouver, British Columbia, Canada (PCAOB ID #271), by category, together with the corresponding fees billed by the auditors for each category of service for the financial years ended December 31, 2024 and 2025.

	2025	2024	Description of fee category
Audit fees	$655,028	$690,212	Represents the aggregate fees for audit services.(1)
All other fees	$2,140	$3,986	Represents the aggregate fees for products and services provided by the Company’s auditors other than those services reported under “Audit fees”.
Total fees	$657,168	$694,198

Note:

(1)

During fiscal years 2025 and 2024, the services provided in the “Audit fees” category include services in relation to the audit and review of the Company’s financial statements, the financial statements of its subsidiaries and in connection with prospectus offerings.

Pre-Approval Policies and Procedures

The A&R Committee has adopted a policy that requires pre-approval by the A&R Committee of any services provided by the Company’s independent auditors, whether audit or non-audit services. All of the services and fees described under the categories of “Audit fees,” and “All other fees” above were reviewed and approved by the A&R Committee before the respective services were rendered. The Company is not relying upon a waiver pursuant to the provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

The A&R Committee has considered the nature and amount of the fees billed by PwC and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of PwC.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)1. All Financial Statements and Supplemental Information

2.Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8.

3.Exhibits

(b)Exhibits

Exhibit Number	Exhibit Name

2.1+	Investment Agreement, dated October 15, 2024, between Lithium Americas Corp., General Motors Holdings LLC, and Lithium Nevada Ventures LLC (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

2.2#+	Second Amended and Restated Limited Liability Company Agreement of Lithium Nevada Ventures LLC, dated effective as of January 30, 2026 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

4.1#+	Convertible Note, dated April 1, 2025, issued by Lithium Americas Corp. to OMF Fund IV SPV M LLC (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 filed by Lithium Americas Corp. on May 15, 2025).

4.2#+	Registration Rights Agreement, dated April 1, 2025, by and between Lithium Americas Corp. and OMF Fund IV SPV M LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 filed by Lithium Americas Corp. on May 15, 2025).

4.3+	Amended and Restated Investor Rights Agreement, dated October 15, 2024, between Lithium Americas Corp. and General Motors Holdings LLC (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

4.4+	Amended and Restated Arrangement Agreement dated June 14, 2023 between Old LAC and the Company (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

4.5	Lock-Up Agreement dated October 2, 2023 between Old LAC, 1397468 B.C. Ltd. and GFL International Co., Limited (incorporated by reference to Exhibit 99.11 to the Current Report on Form 6-K filed by LAC on October 5, 2023).

4.6+	Registration Rights Agreement, dated January 30, 2026, by and between Lithium Americas Corp. and the United States Department of Energy (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.1	Omnibus Waiver, Consent and Amendment, dated October 7, 2025, by and among Lithium Nevada LLC, 1339480 B.C. Ltd., LAC US Corp., Lithium Nevada Ventures LLC, Lithium Nevada Projects LLC, Citibank, N.A. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

10.2+	Warrant to Purchase Non-Voting Units of Lithium Nevada Ventures LLC, dated January 30, 2026, issued to Lithium Nevada Projects LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.3+	Amended and Restated Warrant to Purchase Non-Voting Units of Lithium Nevada Ventures LLC, dated January 30, 2026, issued to the United States Department of Energy (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.4+	Warrant to Purchase Common Shares of Lithium Americas Corp., dated January 30, 2026, issued to 1339480 B.C. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.5+	Amended and Restated Warrant to Purchase Common Shares of Lithium Americas Corp., dated January 30, 2026, issued to the United States Department of Energy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.6+	Put, Call and Exchange Agreement, dated January 30, 2026, by and among Lithium Nevada Ventures LLC, Lithium Americas Corp., 1339480 B.C. Ltd., LAC US Corp., General Motors Holdings LLC and the United States Department of Energy (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.7+	Transaction Agreement, dated March 5, 2025, by and between Lithium Americas Corp. and OMF Trading IV LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Lithium Americas Corp. on May 15, 2025).

10.8+	Production Payment Agreement, dated April 1, 2025, by and between Lithium Americas Corp. and OMF Fund IV SPV M LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Lithium Americas Corp. on August 14, 2025).

10.9+	Joinder Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.10+	Management Services Agreement, dated December 20, 2024, by and among LAC Management LLC, Lithium Nevada Ventures LLC, Lithium Nevada LLC and for the purposes set forth therein, Lithium Americas Corp. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.11	Assignment of Offtake Agreement, dated October 28, 2024, by and among Lithium Americas Corp., Lithium Nevada Corp. and General Motors Holdings LLC (incorporated by reference to Exhibit 99.3 to the Current Report on Form 6-K filed by LAC on December 23, 2024).

10.12+	Second Amendment to Lithium Offtake Agreement, dated December 20, 2024, by and among Lithium Americas Corp., Lithium Nevada LLC, and General Motors Holdings LLC (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.13+	Lithium Offtake Agreement (Phase Two), dated December 20, 2024, by and among General Motors Holdings LLC, Lithium Americas Corp. and Lithium Nevada LLC (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.14+	Loan Arrangement and Reimbursement Agreement dated October 28, 2024 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.15+	Omnibus Amendment and Termination Agreement, dated December 17, 2024 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.16+	Affiliate Support Agreement by and among Lithium Americas Corp., 1339480 B.C. Ltd., KV Project LLC, United States Department of Energy and Citibank, N.A., dated October 28, 2024 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.17+	Note Purchase Agreement by and among the Federal Financing Bank, Lithium Nevada Corp., and the Secretary of Energy, dated October 28, 2024 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.18+	Future Advance Promissory Note, dated October 28, 2024 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.19	Joinder Agreement dated October 3, 2023, between Lithium Americas Corp. and General Motors Holdings LLC (incorporated by reference to Exhibit 99.15 to the Current Report on Form 6-K filed by Lithium Americas Corp. on October 5, 2023)

10.20	Tax Indemnity and Cooperation Agreement dated October 3, 2023, between Lithium Argentina and LAC (incorporated by reference to Exhibit 99.12 to the Current Report on Form 6-K filed by LAC on October 5, 2023).

10.21#	Gross Revenue Royalty Agreement dated February 6, 2013 among Western Lithium USA Corporation, KV Project LLC and MF2 LLC (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form 20-F filed by Lithium Americas Corp. on September 14, 2023).

10.22†	Amended and Restated LAC Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on June 12, 2025).

10.23†	Form of Deferred Share Unit Grant Letter (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

10.24†	Form of Restricted Share Rights Grant Letter for Performance Share Units (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

10.25†	Form of Restricted Share Unit Grant Letter (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

10.26†	Executive Employment Agreement dated October 3, 2023, by and between Richard Gerspacher and Lithium Nevada Corp. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.27†	Executive Employment Agreement dated October 3, 2023, by and between Jonathan David Evans and Lithium Nevada Corp. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.28†	Executive Employment Agreement dated October 3, 2023, by and between Kelvin Dushnisky and Lithium Americas Corp. (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

10.29†	Employment Agreement dated January 29, 2025, by and between LAC Management LLC and Brandin Luke Colton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on January 7, 2025).

19.1	Code of Conduct (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026) (PCAOB ID #271)

23.2	Consent of Sawtooth Mining LLC (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

23.3	Consent of EXP U.S. Services Inc. (incorporated by reference to Exhibit 23.3 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

23.4	Consent of NewFields Mining Design & Technical Services (incorporated by reference to Exhibit 23.4 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

23.5	Consent of SGS Canada Inc. (incorporated by reference to Exhibit 23.5 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

96.1	Preliminary Feasibility Study S-K 1300 Technical Report Summary for the Thacker Pass Project Humboldt County, Nevada, USA, effective December 31, 2024 (incorporated by reference to Exhibit 96.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on January 7, 2025)

97.1	Registrant’s Incentive Compensation Recovery Policy effective November 2024 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025)

101**	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Income Statements, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (incorporated by reference to Exhibit 104 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 19, 2026)

* Filed herewith.

** These files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
Jonathan Evans
President and Chief Executive Officer

Date: April 30, 2026

LITHIUM AMERICAS CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 30th day of April 2026 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

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