Form 10-Q
period 2026-03-31
LITHIUM AMERICAS CORP.
filed 2026-05-14
CIK 1966983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The registrant had 351,062,478 common shares outstanding as at May 13, 2026.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the documents incorporated by reference, contains “forward-looking information” within the meaning of applicable Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively referred to herein as “forward-looking statements” (“FLS”)). All statements, other than statements of historical fact, are FLS and can be identified by the use of statements that include, but are not limited to, words, such as “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “proposes,” “potential,” “target,” “implement,” “schedule,” “forecast,” “intend,” “would,” “could,” “might,” “should,” “believe” and similar terminology, or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. FLS in this quarterly report, including the documents incorporated by reference, includes, but is not limited to: statements relating to the anticipated sources and uses of funds to complete project financing, statements relating to the JV Transaction (as defined herein) with GM (as defined herein), the DOE Loan (as defined herein), the Orion Investment (as defined herein), the LAC Warrant (as defined herein) the JV Warrant (as defined herein), and the Put, Call and Exchange Agreement (as defined herein), including statements regarding satisfaction of draw down conditions on the DOE Loan, expectations about the extent to which the JV Transaction, the DOE Loan, including any amendments thereto, the Orion Investment, the LAC Warrant, the JV Warrant and cash on hand would fund the development and construction of Thacker Pass (as defined herein) on schedule or at all; project de-risking initiatives and the extent to which work to date has de-risked project execution; the expected operations, financial results and condition of the Company; expectations related to the construction build, job creation and nameplate capacity of Thacker Pass as well as other statements with respect to the Company’s future objectives and strategies to achieve these objectives, including the future prospects of the Company; the estimated cash flow, capitalization and adequacy thereof for the Company; the estimated costs of the development of Thacker Pass, including timing, progress, approach, continuity or change in plans, construction, commissioning, expected milestones, anticipated production and results thereof and expansion plans; cost and expected benefits of the transloading terminal; cost and expected benefit of the limestone quarry; anticipated timing to resolve, and the expected outcome of, any complaints or claims made or that could be made concerning the permitting process in the United States for Thacker Pass; the timely completion of environmental reviews and related consultations, and receipt or issuance of permits and approvals, in the United States for the Company’s development and resultant operations; capital expenditures and programs; estimates, and any change in estimates, of the mineral resources and mineral reserves at Thacker Pass; development of mineral resources and mineral reserves; the realization of mineral resources and mineral reserves estimates, including whether certain mineral resources will ever be developed into mineral reserves, and information and underlying assumptions related thereto; government regulation of mining operations and treatment under governmental and taxation regimes; the future price of commodities, including lithium; the creation of a battery supply chain in the United States to support the electric vehicle market; the timing and amount of future production, currency exchange and interest rates; the Company’s ability to raise capital; expected expenditures to be made by the Company; statements relating to revised capital cost estimates; ability to produce high purity battery grade lithium products; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the timing, cost, quantity, capacity and product quality of production at Thacker Pass; successful development of Thacker Pass, including successful results from the Company’s testing facility and third-party tests related thereto; statements with respect to the expected economics of Thacker Pass, including capital costs, operating costs, sustaining capital requirements, after tax net present value and internal rate of return, pricing assumptions, payback period, sensitivity analyses, net cash flows and life of mine; anticipated job creation; the expectation that the National Construction Agreement (Project Labor Agreement) with North America’s Building Trades Unions for construction of Phase 1 of Thacker Pass will minimize construction risk, ensure availability of skilled labor, address the challenges associated with Thacker Pass’s remote location and be effective in prioritizing employment of local and regional skilled craft workers, including members of underrepresented communities; overarching accessibility to a productive workforce; the expected workforce development training program being prepared with Great Basin College; the Company’s commitment to sustainable development, limiting the environmental impact at Thacker Pass and plans for phased reclamation during the life of mine, including use benefits of growth media; ability to achieve capital cost efficiencies; anticipated use of any future proceeds and earnings related to Thacker Pass; anticipated plans regarding the payment or non-payment of dividends, as well as other statements with respect to management’s beliefs, plans, estimates and intentions, and similar statements concerning anticipated future events, results, circumstances, performance or expectations that are not historical facts.

FLS involves known and unknown risks, assumptions and other factors that may cause actual results or performance to differ materially. FLS reflects the Company’s current views about future events, and while considered reasonable by the Company as of the date of this quarterly report, are inherently subject to significant uncertainties and contingencies. Accordingly, there can be no certainty that they will accurately reflect actual results. Assumptions and other factors upon which such FLS is based include, without limitation: expectations regarding Phase 2 of Thacker Pass, including financing, and the absence of material adverse events affecting the Company during this time; the ability of the Company to perform conditions and meet expectations regarding the Company’s financial resources and future prospects; the ability to meet future objectives, priorities and anticipated milestones; a cordial business relationship between the Company and third-party strategic and contractual partners; the risk of general business and economic uncertainties and adverse market conditions; confidence that development, construction and operations at Thacker Pass will proceed as anticipated, including the impact of potential supply chain disturbances including but not limited to product availability, customs delays and shipping disruptions, especially with respect to steel, and the availability of equipment, labor and facilities necessary to complete development and construction of Thacker Pass and produce battery grade lithium; unforeseen technological, equipment and engineering problems; changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current U.S. presidential administration, higher interest rates, the rate of inflation, a potential economic recession, ongoing conflict in the Middle East and potential changes in United States trade policy, including the imposition of tariffs and the resulting consequences on, among other things, the extractive resource industry, the green energy transition and the electric vehicle market; uncertainties inherent to the feasibility studies and mineral resource and mineral reserve estimates; the mine processing facilities, based on the results of the testing facility and third-party tests, performing as expected; the ability of the Company to secure sufficient additional financing, advance and develop the Project, and to produce battery grade lithium; the respective benefits and impacts of Thacker Pass when production operations commence; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the Company’s ability to operate in a safe and effective manner, and without material adverse impact from the effects of climate change or severe weather conditions; reliability of technical data; uncertainties relating to receiving and maintaining mining, exploration, environmental and other permits or approvals in Nevada; demand for lithium, including that such demand is supported by growth in the electric vehicle market, lithium-ion battery market, and battery energy storage system market; current technological trends; the impact of increasing competition in the lithium business, and the Company’s competitive position in the industry; compliance by joint venture partners with terms of agreements; continuing support of local communities and the Fort McDermitt Paiute and the Shoshone Tribe in relation to Thacker Pass, and continuing constructive engagement with these and other stakeholders, including any expected benefits of such engagement; risks related to cost, funding and regulatory authorizations to develop a workforce housing facility; the stable and supportive legislative, regulatory and community environment in the jurisdictions where the Company operates; impacts of inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions; the impact of unknown financial contingencies, including litigation costs, environmental compliance costs and costs associated with the impacts of climate change, on the Company’s operations; increased attention to environmental, social, governance and safety and sustainability-related matters; risks related to the Company’s public statements with respect to such matters that may be subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing," (i.e., misleading information or false claims overstating potential sustainability-related benefits); risks that the Company may face regarding potentially conflicting initiatives from certain U.S. state or other governments; estimates of and unpredictable changes to the market prices for lithium products; development and construction costs for Thacker Pass, and costs for any additional exploration work at the Project; estimates of mineral resources and mineral reserves, including whether mineral resources not included in mineral reserves will be further developed into mineral reserves; some of the modifying factors used to convert mineral resources to mineral reserves may change materially, and could materially impact the mineral reserve estimate; reliability of technical data; anticipated timing and results of exploration, development and construction activities, including the impact of ongoing supply chain disruptions and availability of equipment and supplies on such timing; timely responses from governmental agencies responsible for reviewing and considering the Company’s permitting activities at Thacker Pass; availability of technology, including low carbon energy sources and water rights, on acceptable terms to advance Thacker Pass; government regulation of mining operations and mergers and acquisitions activity, and treatment under governmental, regulatory and taxation regimes; ability to realize expected benefits from investments in or partnerships with third parties; accuracy of development budgets and construction estimates; that the Company will meet its future objectives and priorities; the ability to satisfy production and lithium-recovery targets; that the Company will have access to adequate capital to fund its future projects and plans; that such future projects and plans will proceed as anticipated; compliance by the JV Partners, DOE and Orion (each as defined herein) with terms of agreements; the lack of any material disputes or disagreements between the JV Partners; the regulation of the mining industry by various governmental agencies; as well as assumptions concerning general economic and industry growth rates, commodity prices, resource estimates, currency exchange and interest rates and competitive conditions. Although the Company believes that the assumptions and expectations reflected in such FLS are reasonable, the Company can give no assurance that these assumptions and expectations will prove to be correct.

Readers are cautioned that the foregoing lists of factors are not exhaustive. There can be no assurance that FLS will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. As such, readers are cautioned not to place undue reliance on this information, and that this information may not be appropriate for any other purpose, including investment purposes. The Company’s actual results could differ materially from those anticipated in any FLS as a result of the risk factors described under Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission and elsewhere throughout that report, and in the Company’s other continuous disclosure documents available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov. All FLS contained in this quarterly report are expressly qualified by the risk factors set out in the aforementioned documents. Readers are further cautioned to review the full description of risks, uncertainties and management’s assumptions in the aforementioned documents and other disclosure documents available on SEDAR+ and on EDGAR. The Company does not undertake any obligation to update or revise any FLS, whether as a result of new information, future events or otherwise, except as required by law.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Cash (Note 2)	$758,512	$568,226
Restricted cash (Note 2)	449,113	337,383
Receivables	3,125	4,110
Prepaids and deposits	1,652	1,920
Total current assets	1,212,402	911,639

Investments measured at fair value (Note 14)	256	4,863
Mineral properties, plant and equipment, net (Note 3)	1,667,297	1,344,004
Deferred financing costs (Note 4)	224,398	311,808
Other assets	8,376	6,734
Total assets	$3,112,729	$2,579,048

LIABILITIES
Accounts payable	$70,110	$87,848
Accrued liabilities (Note 6)	88,825	83,441
Current portion of lease liabilities (Note 7)	5,787	5,530
Total current liabilities	164,722	176,819

Convertible debt and conversion feature (Note 8)	149,439	160,017
LAC warrant obligation (Note 4)	-	83,796
JV warrant obligation (Note 4)	144,888	150,295
DOE Loan (Note 4)	702,868	350,987
Royalty and production payment arrangements (Note 8)	53,156	50,844
Lease liabilities (Note 7)	16,803	15,668
Reclamation liabilities	473	473
Other liabilities	3,500	3,500
Total liabilities	$1,235,849	$992,399

Commitments (Note 15)

Non-controlling interest (Note 5)	$532,932	$527,895

STOCKHOLDERS’ EQUITY
Common stock, no par value, unlimited authorized; 347,370 and 314,335 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (Note 9)	1,477,018	1,279,902
Additional paid-in capital	88,487	-
Accumulated deficit	(221,557)	(221,148)
Total stockholders’ equity	1,343,948	1,058,754
Total liabilities, non-controlling interest and stockholders’ equity	$3,112,729	$2,579,048

Subsequent event (Note 16)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

1 The Company is the primary beneficiary in a variable interest entity (“VIE”). See Note 5 for further information related to the Company’s VIE. The consolidated assets as of March 31, 2026 and December 31, 2025 include $2.4 billion and $2.1 billion, respectively, of assets for the VIE that can only be used to settle the obligations of the VIE. As of March 31, 2026 and December 31, 2025, these assets include Cash of $80.1 million and $75.5 million, respectively; Restricted Cash of $448.8 million and $337.1 million, respectively; Receivables of $0.9 million and $2.5 million, respectively; Prepaids and deposits of $0.2 million and $0.4 million, respectively; Mineral properties, plant and equipment of $1.6 billion and $1.3 billion, respectively; Deferred financing costs of $224.1 million and $311.8 million, respectively;

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

and, Other assets, non-current of $8.3 million and $6.6 million, respectively. The consolidated liabilities as of March 31, 2026 and December 31, 2025, include $1.0 billion and $670.1 million, respectively, attributable to the VIE, which include $968.5 million and $639.8 million, respectively, of liabilities of the VIE whose creditors have no recourse to the Company. As of March 31, 2026 and December 31, 2025, these liabilities include Accounts Payable of $70.1 million and $87.4 million, respectively; Accrued liabilities of $84.9 million and $74.5 million, respectively; Lease liabilities, current of $5.7 million and $5.4 million, respectively; Lease liabilities, non-current of $16.8 million and $15.7 million, respectively; JV warrant obligation of $84.2 million and $101.9 million, respectively; DOE Loan of $702.9 million and $351.0 million, respectively; Reclamation liabilities of $0.5 million and $0.5 million, respectively; and, Other liabilities, non-current of $3.5 million and $3.5 million, respectively.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for per share amounts and shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

	Three months ended March 31,
	2026	2025
Operating expenses
Exploration expenditures	$-	$(19)
General and administrative expenses (Note 11)	(11,097)	(6,517)
Total operating expenses	(11,097)	(6,536)
Other income (expense)
Transaction costs (Note 12)	(1,001)	(4,302)
Gain/(loss) on financial instruments measured at fair value:
Gain on LAC Warrant and JV Warrant obligations (Note 4)	417	-
Gain on convertible debt and conversion feature (Note 8)	14,304	-
Loss on investments measured at fair value	(4,607)	(1,956)
Other income	6,612	1,268
Total other income (expense)	15,725	(4,990)
Net income (loss)	$4,628	$(11,526)

Net income (loss) attributable to:
Common stockholders	$(409)	$(10,702)
Non-controlling interest	5,037	(824)
Total	$4,628	$(11,526)

Net loss per share attributable to common stockholders, basic and diluted (Note 10)	$(0.00)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	353,176	218,603

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY AND NON-CONTROLLING INTEREST

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity attributable to LAC shareholders	Non- controlling interest	Total equity and non-controlling interest
Balance, January 1, 2025	218,465	$655,068	$35,618	$(55,682)	$635,004	$310,336	$945,340
Shares issued on conversion of stock-based awards	221	2,256	(2,256)	-	-	-	-
Stock-based compensation	-	-	1,198	-	1,198	-	1,198
Net loss	-	-	-	(10,702)	(10,702)	(824)	(11,526)
Balance, March 31, 2025	218,686	$657,324	$34,560	$(66,384)	$625,500	$309,512	$935,012

Balance, January 1, 2026	314,335	$1,279,902	$-	$(221,148)	$1,058,754	$527,895	$1,586,649
Shares issued under public offerings, net of issuance costs (Note 9)	32,468	189,684	-	-	189,684	-	189,684
Shares issued on conversion of stock-based awards	567	7,432	(7,432)	-	-	-	-
Stock-based compensation	-	-	7,331	-	7,331	-	7,331
Issuance of LAC Warrant, net of issuance costs (Note 9)	-	-	88,588	-	88,588	-	88,588
Net income (loss)	-	-	-	(409)	(409)	5,037	4,628
Balance, March 31, 2026	347,370	$1,477,018	$88,487	$(221,557)	$1,343,948	$532,932	$1,876,880

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2026	2025
Operating activities
Net income (loss)	$4,628	$(11,526)

Adjustments for:
Depreciation	14	12
Stock-based compensation	2,138	1,033
Amortization of right-of-use asset	313	253
Loss/(gain) on financial instruments measured at fair value:
Gain on LAC Warrant and JV Warrant obligations (Note 4)	(417)	-
Gain on convertible debt and conversion feature (Note 8)	(14,304)	-
Loss on investments measured at fair value	4,607	1,956
Other items	-	182
Changes in operating assets and liabilities:
Increase in receivables	(585)	(68)
Decrease in prepaids and deposits	16	443
Increase/(decrease) in accounts payable	(13,686)	60
Decrease in accrued liabilities	(853)	(10,939)
Operating lease payments, net of non-cash interest accrual	(123)	(247)
Net cash used in operating activities	(18,252)	(18,841)
Investing activities
Additions to mineral properties, plant and equipment	(299,323)	(117,933)
Net cash used in investing activities	(299,323)	(117,933)
Financing activities
Proceeds from public offerings, net of issuance costs (Note 9)	189,640	-
Proceeds from DOE Loan (Note 4)	432,000	-
Payment of financing costs	(832)	(9,294)
Principal payments on finance lease obligations	(1,217)	(1,197)
Net cash provided by (used in) financing activities	619,591	(10,491)

Net increase (decrease) in cash and restricted cash	302,016	(147,265)

Cash and restricted cash, beginning of period (Note 2) [1]	905,609	594,173
Cash and restricted cash, end of period (Note 2) [1]	$1,207,625	$446,908

1 March 31, 2026 and December 31, 2025 balances include restricted cash of $449.1 million and $337.4 million, respectively.

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

1.
BACKGROUND AND BASIS OF PRESENTATION

Background and Nature of Operations

Lithium Americas Corp., (the “Company” or “LAC”) is principally focused on development of Thacker Pass (“Thacker Pass” or the “Project”), a sedimentary-based lithium project located in the McDermitt Caldera in Humboldt County in north-western Nevada, USA. The Company operates in one operating segment and one geographical area. The development of Thacker Pass is undertaken through a joint venture (the “JV”) with General Motors Holdings LLC (“GM”) (Note 5).

The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “LAC.”

To date, the Company has not generated revenues from operations and has relied on financing to fund operations. The underlying values of mineral properties, plant and equipment, including Thacker Pass, are dependent on the existence of economically recoverable reserves, maintaining title and beneficial interest in the properties, and the ability of the Company to draw upon debt financing arrangements and/or raise additional capital to complete development and to attain future profitable operations.

Basis of Presentation

The unaudited condensed consolidated interim financial statements (the “Interim Statements”) of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. The Interim Statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows for the interim periods reported. The operating results for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full year. These Interim Statements are expressed in U.S. dollars (“USD”), the Company’s presentation and functional currency.

These Interim Statements should be read in conjunction with the annual consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 19, 2026 (the “Fiscal 2025 Annual Financial Statements”). These policies have been applied on a consistent basis for all periods. Information related to recent accounting pronouncements, which are not yet effective, is included in Note 2 to the Fiscal 2025 Annual Financial Statements.

These Interim Statements have been prepared on the assumption that the Company is a going concern and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the next 12 months.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-scope improvements” (“ASU 2025-11”). The amendments clarify the scope, form, and content of interim financial statement disclosures and improve the navigability of Topic 270 without changing existing interim reporting requirements. ASU 2025-11 provides a comprehensive list of required interim disclosures and establishes a new disclosure principle requiring entities to disclose events that occur after the end of the last annual reporting period. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its interim financial reporting and related disclosures.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

2.
CASH AND RESTRICTED CASH

	March 31, 2026	December 31, 2025
Cash	$758,512	$568,226
Restricted cash	449,113	337,383
Total	$1,207,625	$905,609

As at March 31, 2026, $0.7 million of cash and restricted cash was held in Canadian dollars (December 31, 2025 – $1.4 million), and $1.2 billion in US dollars (December 31, 2025 – $904.2 million).

Advances under the DOE Loan (Note 4), cash flows from Thacker Pass, and other amounts received by Lithium Nevada LLC (“LN”) are required to be held in restricted cash accounts owned by LN and managed by a collateral agent as described in Note 3 to the Fiscal 2025 Annual Financial Statements. As at March 31, 2026, such amounts totaled $448.8 million (December 31, 2025 - $337.1 million).

The Company is subject to a concentration of credit risk in relation to cash and restricted cash. The Company’s maximum exposure to credit risk for cash and restricted cash is the amount disclosed in the Company’s Condensed Consolidated Interim Balance Sheets. All cash and restricted cash is held through two Canadian chartered banks and two U.S. chartered banks. The Company regularly reviews its cash and restricted cash, as well as economic conditions, to determine whether an allowance for expected losses is necessary.

3.
MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET

	March 31, 2026	December 31, 2025
Thacker Pass - construction in progress [1]	$1,477,108	$1,235,620
Thacker Pass - property, plant and equipment	197,111	98,740
Machinery and equipment	3,955	3,955
Finance lease right-of-use assets	20,690	19,912
Total mineral properties, plant and equipment	1,698,864	1,358,227
Accumulated depreciation	(31,567)	(14,223)
Total mineral properties, plant and equipment, net	$1,667,297	$1,344,004

1 At March 31, 2026, included prepaid construction costs of $92.4 million (December 31, 2025 - $75.0 million) and deposits on long-lead equipment of $296.8 million (December 31, 2025 - $268.7 million), all related to Thacker Pass. In addition, amount included capitalized amounts for deferred interest on the Notes of $15.7 million (December 31, 2025 - $13.0 million), discount amortization of $12.3 million on the Notes and PPA (December 31, 2025 - $9.1 million), deferred interest on the DOE Loan of $8.1 million (December 31, 2025 - $2.3 million), and $3.3 million of interest on other loans (December 31, 2025 - $3.2 million).

During the three months ended March 31, 2026 and 2025, respectively, stock-based compensation related to restricted share units of $0.7 million and $0.3 million was capitalized to Thacker Pass.

4.
DEPARTMENT OF ENERGY LOAN FACILITY AND WARRANT OBLIGATIONS

The Department of Energy (the “DOE”) and the Company’s subsidiary, LN, executed a loan agreement on October 28, 2024 for a construction facility with a maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest for a total of $2.26 billion, provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”), to fund eligible construction costs of Thacker Pass, over the period from the first advance through no later than November 30, 2028. The DOE Loan agreement was amended on December 20, 2024 to accommodate the formation of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), a joint venture with GM (Note 5) to own a 100% interest in LN, which owns Thacker Pass.

On October 7, 2025, the Company and the DOE entered into an omnibus waiver, consent and amendment (as amended the “OWCA”) for certain amendments to the Company’s DOE Loan. As part of the OWCA, the DOE

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Loan’s expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256 million, while the DOE Loan’s principal remained the same at $1.97 billion.

On January 30, 2026 (the “Issuance Date”), as required under the OWCA:

•
The Company issued to the DOE a warrant to purchase up to 18,268,687 common shares, which was equal to 5% of the Company’s outstanding total shares as of the Issuance Date, at an exercise price of $0.01 per share (the “LAC Warrant”), exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the LAC Warrant.
•
The JV issued to the DOE a warrant to purchase 8,656,509,695 non-voting units of the JV, which was equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per unit (the “JV Warrant”), exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the JV Warrant.
•
The JV, the Company, 1339480 B.C. Ltd., LAC US Corp. (the “LAC JV Member”), GM and the DOE, entered into a Put, Call and Exchange Agreement (the “Put, Call and Exchange Agreement”), under which the DOE has the right to require GM to either purchase the JV Warrant (or cause the JV to do so) at a mutually agreed price or, failing agreement, exchange the JV Warrant for the Company’s common shares based on a defined warrant conversion rate. In addition, following substantial completion of Thacker Pass, GM has a call right to trigger the same sale or exchange mechanics if pricing cannot be agreed within specified timeframes.

Borrowings under the DOE ATVM Loan Program

The following table represents a reconciliation from the initial recognition of advances under the DOE Loan to March 31, 2026.

	Principal	Debt Issuance Costs	Net Outstanding
Initial recognition on October 20, 2025 [1]	$435,000	$(88,362)	$346,638
Deferred interest costs	3,761	-	3,761
Amortization of debt issuance costs	-	588	588
Balance, December 31, 2025	$438,761	$(87,774)	$350,987
Additional advance [2]	432,000	(87,753)	344,247
Deferred interest costs	6,568	-	6,568
Amortization of debt issuance costs	-	1,066	1,066
Balance, March 31, 2026	$877,329	$(174,461)	$702,868

1 First advance in the amount of $435.0 million bearing fixed contractual interest of 4.38%, with repayment beginning in January 2029.

2 Second advance in the amount of $432.0 million bearing fixed contractual interest of 4.41%, with repayment beginning in January 2029.

Deferred financing costs of $400.2 million were recognized with the signing of the OWCA and were initially recorded as an asset on the Consolidated Balance Sheets. The deferred costs included $394.1 million relating to the fair value at inception of the LAC Warrant and the JV Warrant and $6.1 million of costs paid to obtain the debt facility. The deferred financing costs are reclassified against the DOE Loan liability in proportion to the amounts borrowed in relation to total borrowings expected under the facility. These costs are amortized as interest costs over the term of the borrowing using the effective interest rate method and are capitalized to Thacker Pass. The effective interest rate after giving effect to the amortization of the portion of deferred financing costs was approximately 6.36% on the first advance and 6.45% on the second advance.

The DOE Loan contains a variety of financial and non-financial compliance covenants. In the event of noncompliance with certain covenants, the DOE has the right to terminate the facility and demand any outstanding amounts immediately due and payable. The Company was in compliance with all covenants at March 31, 2026 and December 31, 2025.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Warrant obligations

On October 7, 2025, in accordance with obligations under the OWCA, the Company recorded financial liabilities related to the LAC Warrant, the JV Warrant and the Put, Call and Exchange Agreement.

The following table represents a reconciliation from the initial recognition of the obligations pursuant to the LAC Warrant and the JV Warrant to the fair value of the warrant obligations at March 31, 2026.

	LAC Warrant Obligation	JV Warrant Obligation	Total Warrant Obligation
Initial recognition on October 7, 2025	$143,391	$250,725	$394,116
Gain on change in fair value	(59,595)	(100,430)	(160,025)
Balance, December 31, 2025	$83,796	$150,295	$234,091
Loss/(gain) on change in fair value	4,990	(5,407)	(417)
LAC Warrant issued	(88,786)	-	(88,786)
Balance, March 31, 2026	$-	$144,888	$144,888

Obligations pursuant to the LAC Warrant

At October 7, 2025 and December 31, 2025, the obligation relating to the LAC Warrant was recorded as a financial liability, as the obligation was with respect to 5% of the Company’s total outstanding shares to be determined at a future date and, accordingly, was not considered indexed solely to the Company’s equity. The Company accounted for the LAC Warrant based on the contractual terms and agreement in principle between parties upon the execution of the OWCA on October 7, 2025. These terms were consistent with those included in the LAC Warrant subsequently executed on January 30, 2026. On January 30, 2026, as the number of common shares of the Company to be issued under the LAC Warrant was fixed, the fair value of the LAC Warrant obligation was remeasured and the resulting amount of $88.6 million (representing fair value of $88.8 million less $0.2 million of issuance costs) was reclassified to additional paid-in capital.

Obligations pursuant to the JV Warrant and the Put, Call and Exchange Agreement

At October 7, 2025, December 31, 2025 and March 31, 2026, the obligation related to the JV Warrant was recorded as a financial liability, as the obligation was with respect to 5% of the JV’s total units, as if the JV Warrant had been exercised for the underlying units to be determined at a future date and, accordingly, was not considered indexed solely to the Company’s equity. The Company accounted for the JV Warrant based on the contractual terms and agreement in principle between parties including the put, call and conversion features therein, upon the execution of the OWCA on October 7, 2025. These terms were consistent with those included in the JV Warrant subsequently executed on January 30, 2026.

The contingent obligations of the Company and the JV arising from the Put, Call and Exchange Agreement are considered embedded in the JV Warrant. The JV’s embedded written option to settle the JV Warrant in cash is included in the fair value of the JV Warrant on the JV’s Condensed Consolidated Interim Balance Sheets, whereas the Company’s embedded written option to purchase the JV Warrant from the DOE is included in the fair value of the JV Warrant in the Company’s Condensed Consolidated Interim Balance Sheets.

5.
JOINT VENTURE WITH GENERAL MOTORS

On October 15, 2024, the Company and GM entered into an investment agreement (“GM Investment Agreement”) to establish a joint venture for the purpose of funding, developing, constructing and operating Thacker Pass as described in Note 4 to the Fiscal 2025 Annual Financial Statements. As of the closing of the JV in December 2024, and as at March 31, 2026, the Company owned a 62% majority equity interest in the JV and operates the JV through its majority voting rights and a management services agreement under which the Company provides executive level, administrative and other services to the JV. As at March 31, 2026, GM owned a 38% interest in the JV and the DOE owned the JV Warrant.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

As described in Note 4 to the Fiscal 2025 Annual Financial Statements, on August 5, 2025, the $195.0 million Letter of Credit was released by GM to the Company, and on October 7, 2025, the Company and GM entered into an amendment to GM’s Phase 1 lithium offtake agreement.

The Company has determined that the JV is a variable interest entity due to its reliance on additional financing to complete Phase 1 of the development of Thacker Pass. The Company has determined it is the primary beneficiary of the JV due to the relative decision-making power of the parties over the most significant activities of the JV. As a result, the Company has consolidated Lithium Nevada Ventures, the JV, in these Interim Statements.

The net assets, respective interests and non-controlling interest of Lithium Nevada Ventures as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Assets	$2,405,221	$2,059,293
Liabilities	(1,002,770)	(670,097)
Net assets	$1,402,451	$1,389,196

GM’s non-controlling interest	$532,932	$527,895
The Company’s controlling interest	869,519	861,301
Net assets	$1,402,451	$1,389,196

Non-controlling interest in Lithium Nevada Ventures
Balance at beginning of period	$527,895	$310,336
GM FID capital contribution	-	110,804
Capital contribution to Lithium Nevada Ventures LLC	-	70,930
Non-controlling interests share of income [1]	5,037	35,825
Balance at end of period	$532,932	$527,895

1
The Company allocates income and net assets between the controlling and non-controlling interests based on a hypothetical liquidation at book value.

The assets of the JV, including cash and restricted cash of $528.9 million and $412.6 million at March 31, 2026 and December 31, 2025, respectively, can only be used to settle the obligations of the JV and are not available to the Company for general corporate purposes.

The Company’s maximum exposure to loss includes (i) the carrying value of the Company’s interest as shown in the table above; (ii) as the DOE Loan is funded, (a) all costs necessary to achieve completion of construction of Thacker Pass; and, (b) all outstanding borrowings and interest thereon under the DOE loan; and (iii) costs associated with the management services agreement and incentive compensation for personnel involved in the JV, to the extent such amounts cannot be supported by the operations of the JV ($13.0 million at March 31, 2026 and $9.2 million at December 31, 2025).

6.
ACCRUED LIABILITIES

Accrued liabilities are comprised of the following items:

	March 31, 2026	December 31, 2025
Trade accruals	$87,154	$72,843
Employee related benefits	1,671	10,598
Total	$88,825	$83,441

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

7.
LEASE LIABILITIES

Lease liabilities include the following:

	March 31, 2026	December 31, 2025
Finance Leases
Vehicle and equipment leases	$4,901	$4,758
Operating Leases
Office leases	813	699
Land lease	73	73
Current portion of lease liabilities	$5,787	$5,530

Finance Leases
Vehicle and equipment leases	$8,889	$9,471
Operating Leases
Office leases	6,083	4,371
Land lease	1,831	1,826
Non-current portion of lease liabilities	$16,803	$15,668

8.
CONVERTIBLE DEBT, ROYALTY AND PRODUCTION PAYMENT ARRANGEMENTS

On April 1, 2025 (the “Orion Closing Date”), the Company closed the strategic investment of $250.0 million from fund entities managed by Orion, for the development and construction of Phase 1 of Thacker Pass (the “Orion Investment”). At closing, Orion purchased senior unsecured convertible notes with an aggregate principal amount of $195.0 million (the “Notes”) and entered into a Production Payment Agreement (“PPA”) whereby Orion paid the Company $25.0 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass. Under the PPA, Orion is entitled to fixed and variable production payments with respect to the first 41,500 tonnes of lithium processed at Thacker Pass each year, subject to certain adjustments.

The Notes will mature on April 1, 2030 and accrue interest payable quarterly in arrears at an annual rate of 9.875%. Interest is payable in cash or by inclusion of such interest in the principal amount at the option of the Company. The Notes are convertible at the option of the holder at any time into the Company’s common shares prior to the maturity at an initial conversion price of $3.78 per share, subject to certain adjustments. In October 2025, Orion elected to convert a total of $97.5 million in accordance with the terms of the Notes. As a result, the Company issued an aggregate total of 25.8 million common shares of the Company to Orion. Following the conversions, total future interest payable under the Notes has been reduced pro rata.

Orion has committed to purchase an additional $30.0 million in aggregate principal amount of Notes within two years of the Orion Closing Date (the “Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company. As of March 31, 2026, the Company had not issued the Delayed Draw Notes.

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

Convertible Debt

The following reconciliation includes initial recognition of the components of the Orion Investment and activity to March 31, 2026:

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	Convertible Debt				Production Payment
	Principal	Unamortized Discount	Embedded Derivative	Total Convertible Debt	Principal
Initial recognition on April 1, 2025	$195,000	$(104,399)	$97,200	$187,801	$23,953
Deferred interest cost	12,978	-	-	12,978	-
Discount amortization	-	3,403	-	3,403	5,731
Loss on embedded derivative	-	-	166,743	166,743	-
Derecognition on conversion to common shares	(97,500)	48,167	(161,575)	(210,908)	-
Balance, December 31, 2025	$110,478	$(52,829)	$102,368	$160,017	$29,684
Deferred interest cost	2,727	-	-	2,727	-
Discount amortization	-	999	-	999	2,200
Gain on embedded derivative	-	-	(14,304)	(14,304)	-
Balance, March 31, 2026	$113,205	$(51,830)	$88,064	$149,439	$31,884

The effective interest rate was 26.7% and 27.3% for the Notes and PPA, respectively, for the three months ended March 31, 2026.

Production Payment Agreement and Royalty

	March 31, 2026	December 31, 2025
Production Payment Agreement	$31,884	$29,684
Royalty	21,272	21,160
Total	$53,156	$50,844

9.
STOCKHOLDERS’ EQUITY

Common Stock – At-the-Market Program

On November 13, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250.0 million (the “November 2025 ATM Program”). As of December 31, 2025, the Company had sold 10.8 million common shares at an average price of $5.37 per share, for net proceeds of $57.0 million after sales agent's commission and other expenses. On January 26, 2026, the Company completed the November 2025 ATM Program, and during the three months ended March 31, 2026, sold 32.5 million common shares at an average price of $5.92 per share, for aggregate net proceeds of $189.7 million after sales agent's commission and other expenses.

On March 19, 2026, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250.0 million (the “March 2026 ATM Program”). As of March 31, 2026, the Company did not issue or sell any common shares nor receive any net proceeds pursuant to the March 2026 ATM Program (Note 16).

LAC Warrant

As described in Note 4, on January 30, 2026, the Company issued the LAC Warrant, which entitles the holder to purchase up to 18,268,687 common shares of the Company at an exercise price of $0.01 per share. Upon issuance of the LAC Warrant, the LAC Warrant liability was derecognized with an offsetting credit of $88.6 million to additional paid-in capital, representing the fair value of the LAC Warrant on the Issuance Date of $88.8 million, net of $0.2 million issuance costs.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Equity Incentive Plan

On October 3, 2023, the Company adopted an equity incentive plan (the “Plan”), which includes stock options, restricted share units, deferred share units, and performance share units up to an aggregate total of 8.9% of the Company’s issued and outstanding common stock. On June 11, 2025, the Company's shareholders approved an amended and restated Plan, which among other changes, increased the maximum number of common shares available for issuance under the Plan by 14 million common shares. All instruments issued under the Plan are classified as equity and presented in Common stock.

10.
LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to the Company’s shareholders by the weighted-average number of common shares outstanding during the period, which includes shares issuable for little to no consideration upon the exercise of the LAC Warrant subsequent to being equity-classified. Diluted net loss per share is computed similar to basic loss per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of equity instruments, if dilutive. Potentially dilutive common shares include those under share-based payment arrangements (stock options, restricted share units, deferred share units, and performance share units) and the Orion convertible debt (Note 8).

11.
GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the Company’s general and administrative expenses:

	For the three months ended March 31,
	2026	2025
Salaries, benefits and directors’ fees	$3,858	$2,268
Stock-based compensation	2,138	1,033
Professional fees	2,400	1,360
Office and administration	1,671	1,286
Other	1,030	570
Total	$11,097	$6,517

12.
TRANSACTION COSTS

The Company has expensed transaction costs in relation to the following transactions:

	For the three months ended March 31,
	2026	2025
DOE Loan	$1,001	$150
Other financing activities	-	4,152
Total	$1,001	$4,302

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

13.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For the three months ended March 31,
	2026	2025
Interest received on cash deposits	$6,045	$1,390
Interest paid	$(285)	$(372)
Non-cash investing and financing activities
Total non-cash additions to mineral properties, plant and equipment composed of:	$41,314	$(40,036)
Right-of-use assets obtained in exchange for new finance lease liabilities	778	-
Capitalization of stock-based compensation	712	345
Capitalization of depreciation	17,329	1,211
Capitalization of interest on the Orion Investment	5,926	-
Capitalization of interest on the DOE Loan	7,634	-
Capitalization of other non-cash interest	112	110
Deposits on long-lead equipment and other long-term prepaids	-	(52,123)
Other non-cash transactions including working capital changes	8,823	10,421
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,954	$-
Settlement of LAC Warrant obligation through issuance of equity-classified warrants	$88,786	$-

14.
FAIR VALUES OF FINANCIAL INSTRUMENTS
(a)
Financial instruments not measured at fair value

Except as disclosed below, the carrying value of the financial assets and liabilities where the measurement basis is other than fair value approximate their fair values due to the immediate or short-term nature of these instruments considering there have been no significant changes in credit and market interest rates since the original date. Cash and restricted cash, receivables, accounts payable, royalty obligations, Notes, PPA and the DOE Loan are measured at amortized cost.

(b)
Measurement of fair value

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified in the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The fair value hierarchy establishes three levels to classify the significance of inputs to valuation techniques used in making fair value measurements of all financial assets and liabilities. At March 31, 2026 and December 31, 2025, there were no financial assets and financial liabilities measured and recognized at fair value on a non-recurring basis subsequent to initial recognition.

The following table identifies the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. The carrying value is equal to the fair value at each date reported.

		Fair Value at
	Category	March 31, 2026	December 31, 2025
Financial assets
Investment in Green Technology Metals Limited [1]	Level 1	$256	$365
Investment in Ascend Elements, Inc. [2]	Level 3	-	4,498
		$256	$4,863
Financial liabilities
LAC warrant obligation (Note 4) [3]	Level 3	$-	$83,796
JV warrant obligation (Note 4) [4]	Level 3	144,888	150,295
Embedded Derivative - conversion feature (Note 8) [5]	Level 3	88,064	102,368
		$232,952	$336,459

1
For the three months ended March 31, 2026 and 2025, respectively, a loss on change in fair value of $0.1 million (2025 - $0.2 million) was

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

recognized in the Condensed Consolidated Interim Statements of Income (Loss).
2
At March 31, 2026, the Company determined the fair value of the investment was $nil based on a review of Ascend Elements’ public disclosures, which indicated there was significant uncertainty regarding the recovery of the Company’s investment. For the three months ended March 31, 2026 and 2025, respectively, a loss on change in fair value of $4.5 million (2025 - $1.7 million) was recognized in the Condensed Consolidated Interim Statements of Income (Loss).
3
The fair value of the LAC Warrant, immediately prior to the issuance of the warrants on January 30, 2026, was $88.8 million calculated using Level 3 inputs and represents the intrinsic value using a share price of $4.87 at January 30, 2026, and the assumed exercise price of $0.01 per share. For the three months ended March 31, 2026, a loss on change in fair value of $5.0 million was recognized in the Condensed Consolidated Interim Statements of Income (Loss). As described in Note 4, the LAC Warrant obligation was reclassified to equity on January 30, 2026. The fair value of the LAC Warrant at December 31, 2025, was calculated using Level 3 inputs and represents the intrinsic value using a share price of $4.36, assumed exercise price of $0.01 per share and estimates of the impact of increases to equity prior to the number of shares being fixed at the time of issuance of the warrant certificates.
4
The fair value of the JV Warrant inclusive of the Put, Call and Exchange Agreement obligations was calculated using Level 3 inputs, including the implied value of the underlying non-voting units, calculated by reference to the market capitalization of the Company’s common shares and the estimated fair value of assets and liabilities of the Company other than its interest in Lithium Nevada Ventures (at the valuation dates, as well as the estimate of time value based on the assumed exchange ratio of 7.82% at March 31, 2026 and at December 31, 2025 and the estimated impacts of anticipated future increases in net assets above the JV). For the three months ended March 31, 2026, a gain on change in fair value of $5.4 million was recognized in the Condensed Consolidated Interim Statements of Income (Loss).
5
The fair value of the conversion derivative was determined using a Partial Differential Equation method with the following inputs and assumptions at March 31, 2026: expected volatility of 47%, share price of $3.95, risk-free rate of 3.9%, and no expected dividends. For the three months ended March 31, 2026, a gain on change in fair value of $14.3 million was recognized in the Condensed Consolidated Interim Statements of Income (Loss).

The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of March 31, 2026 and December 31, 2025, this includes the following:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Royalty obligation (Note 8) [1]	$21,272	$14,491	$21,160	$13,699
Production payment obligation (Note 8) [2]	31,884	30,437	29,684	32,717
Convertible Debt host (Note 8) [3]	61,375	64,914	57,649	62,367
DOE Loan (Note 4) [4]	702,868	505,818	350,987	301,630
Total	$817,399	$615,660	$459,480	$410,413

1
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 26.7% at March 31, 2026 (December 31, 2025 - 26.1%).
2
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with the following inputs and assumptions: average lithium production of 41,500 tonnes per year, average lithium price of $15,082 and discount rate of 27.3% at March 31, 2026 (December 31, 2025 - 26.8%).
3
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 26.7% at March 31, 2026 (December 31, 2025 - 26.1%).
4
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 10.0% at March 31, 2026 (December 31, 2025 - 8.0%).
15.
COMMITMENTS

The Company has entered into certain long-term purchase agreements related to long-lead equipment, infrastructure and services related to the construction of the processing plant as well as development and mining services at Thacker Pass. These commitments contain certain fixed and determinable cost components, as well as components that are variable based on time and materials. The following represents the fixed and determinable portion of the commitments, excluding lease components disclosed in Note 7, for each of the next five years.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	2026	2027	2028	2029	2030	Thereafter
Long-lead equipment	$10,757	$639	$3,837	$3,837	$3,837	$7,035
Infrastructure	-	3,413	20,477	20,477	20,477	206,539
Service contracts	51,188	24,049	-	-	-	-
Other	-	5,150	1,175	-	-	-
Total	$61,945	$33,251	$25,489	$24,314	$24,314	$213,574

16.
SUBSEQUENT EVENT

Common Stock – At-the-Market Program

Subsequent to March 31, 2026, the Company issued and sold an aggregate total of 2.3 million common shares at an average price of $5.20 per share pursuant to the March 2026 ATM Program, for aggregate net proceeds of $11.2 million after sales agent commission and other expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the Company’s unaudited condensed consolidated interim financial statements and notes thereto for the three months ended March 31, 2026 and audited consolidated financial statements for the years ended December 31, 2025 and 2024 (“FY 2025” and “FY 2024,” respectively), together with the notes thereto. The financial information contained in this MD&A is derived from the unaudited condensed consolidated interim financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used, please refer to the discussion under “Use of Non-GAAP Financial Measures and Reconciliations.” This item should be read in conjunction with the Company’s unaudited condensed consolidated interim financial statements and the notes thereto included in this Form 10-Q.

The Company’s fiscal year is the 12-month period ending December 31. All references to “Q1 2026” and “Q1 2025” are to the fiscal quarters for the three-month periods ended March 31, 2026 and March 31, 2025, respectively. Amounts stated in this MD&A are in United States dollars, unless otherwise indicated.

COMPANY BACKGROUND

Lithium Americas Corp. (the “Company”) is principally focused on development of Thacker Pass (“Thacker Pass” or the “Project”) a sedimentary-based lithium deposit located in the McDermitt Caldera in Humboldt County in north-western Nevada, U.S. Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between General Motors Holdings LLC (“GM”) and the Company (together, the “JV Partners”). As of May 13, 2026, the Company owns a 62% interest in Thacker Pass and manages the Project, GM owns a 38% interest in Thacker Pass, and the DOE owns the JV Warrant (as defined below). The JV is consolidated in the unaudited condensed consolidated interim financial statements of the Company.

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

The Company’s head office and principal address is Suite 3260, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

Q1 2026 AND SUBSEQUENT TO Q1 2026 HIGHLIGHTS

•
As of March 31, 2026, the Company had approximately $1.2 billion total cash and restricted cash, including $529 million at the Thacker Pass JV level.
o
On January 26, 2026, the Company completed an at-the-market (“ATM”) equity program established on November 13, 2025 (the “November 2025 ATM Program”). The Company issued and sold an aggregate total of 43.3 million common shares at an average price of $5.78 per share pursuant to the November 2025 ATM Program, for aggregate net proceeds of $246.7 million after sales agent’s commission and other expenses. Of these amounts, during Q1 2026, the Company issued and sold 32.5 million common shares at an average price of $5.92 per share, for aggregate net proceeds of $189.7 million after sales agent commission and other expenses.
o
On February 24, 2026, the Company received its second advance on the U.S. Department of Energy (the “DOE”) loan (“DOE Loan”) of $432 million.
o
On March 19, 2026, the Company entered into an ATM equity program, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250 million (the “March 2026 ATM Program”). Use of net proceeds for the March 2026 ATM Program includes general corporate purposes, which may include funding of corporate and project overhead expenses, financing of

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

capital expenditures, repayment of indebtedness and additions to working capital. As of March 31, 2026, the Company did not issue or sell any common shares nor receive any net proceeds pursuant to the March 2026 ATM Program. Subsequent to March 31, 2026, the Company issued and sold an aggregate total of 2.3 million common shares at an average price of $5.20 per share pursuant to the March 2026 ATM Program, for aggregate net proceeds of $11.2 million after sales agent commission and other expenses.
o
As of May 13, 2026, the Company had 351,062,478 shares issued and outstanding.
•
On January 30, 2026 (the “Issuance Date”), pursuant to the omnibus waiver, consent and amendment (as amended, the “OWCA”) entered into by the Company and the DOE on October 7, 2025, the Company issued to the DOE a warrant to purchase up to 18,268,687 common shares, which was equal to 5% of the Company’s outstanding total shares as of the Issuance Date, at an exercise price of $0.01 per share (the “LAC Warrant”), exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the LAC Warrant. Additionally, the JV issued to the DOE a warrant to purchase 8,656,509,695 non-voting units of the JV, which was equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per unit (the “JV Warrant”), exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the JV Warrant.
•
The Company continues to progress major construction of the processing plant at Thacker Pass Phase 1, targeting mechanical completion in late 2027. As of March 31, 2026:
o
A total of 2.43 million workhours completed at Thacker Pass without a serious injury or lost-time incident, and a total recordable incident frequency rate of 0.25.
o
A total of $1.3 billion of construction capital costs and other project-related costs have been capitalized, of which $1.1 billion is part of the total capital expenditure (“Capex”) estimate of $2.93 billion per the Company’s Technical Report entitled “NI 43-101 Technical Report on the Thacker Pass Project Humboldt County, Nevada, USA,” effective December 31, 2024 (“Technical Report”). The Company continues to target a total capex range of $1.3 billion to $1.6 billion for Thacker Pass Phase 1 for fiscal year 2026. See the Capital Expenditure and 2026 Capex Guidance section below for more details.
o
Detailed engineering design completed surpassed 95%, while procurement was over 70% complete, including the shipment of major plant materials and equipment.
o
There were approximately 1,065 personnel on site, expected to increase to over 2,000 in the second half of 2026.
o
There were over 1,000 workers residing at the Company’s all-inclusive housing facility for construction workers in Winnemucca (the “Workforce Hub” or “WFH”).
•
Long-lead equipment has been arriving to either Thacker Pass or the fabrication yard in Winnemucca, including the 115KV Main Transformer, Auxiliary Boiler, Air Cooled Heat Exchangers, Fin Fan Cooler, Duplex Stack and Bicarbonate Reactors. Additional long-lead items that have started their delivery to site include the Thickener Steel and Shell Plates, Filter Presses, Steam Turbine Generator and SS Converter. Outstanding long-lead items are expected to be delivered throughout 2026, along with other equipment and construction materials.
o
Over 75% of the structural steel for Thacker Pass, which is sourced from the United Arab Emirates, is in transit or has arrived on site at Thacker Pass or the laydown yard in Winnemucca. The Company and Bechtel have worked with the steel supplier to attempt to limit the effects of the Middle East conflict, including the closure of the Strait of Hormuz, to minimize impacts on the fabrication and shipment of steel to Thacker Pass. Predominantly, the Company has successfully re-routed steel through the Port of Jeddah.
•
Development milestones achieved to date at Thacker Pass include:
o
The first cable pulls on the module pipe racks commenced in March 2026.
o
Structural steel at the Filter Building progresses, with the second floor being installed.
o
Installation of key equipment commenced at the following facilities: Bicarbonate Reactors for the Lithium Carbonate Crystallizer, Pillers for Magnesium Sulfate, Air Compressors and Conveyor Tail Pulley’s for the

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Filter Building, Thickener Steel and Shell Plants in the Countercurrent Decantation and Run-of-Mine areas, and Fin Fan Coolers and SS Converter for the Sulfuric Acid Plant.
o
Given the advanced level of detailed engineering, the Company has commenced a definitive capital estimate, targeting completion in the second half of 2026. Advanced levels of engineering and procurement is expected to enable the team to estimate remaining quantities and materials with higher confidence. The Company will use current data to assess remaining labor needs and productivity rates for the estimate and will incorporate recent unexpected developments including the implications of tariffs, the Middle East conflict impacts, fuel price increases and other inflationary increases that were not included in the total Capex estimate of $2.93 billion per the Company’s Technical Report. The total Capex estimate of $2.93 billion did not include any exposure to tariffs. The Company estimates the total potential exposure to tariffs for Thacker Pass Phase 1 construction costs to be approximately $80 million to $120 million, the majority of which is expected to be incurred during 2026.
o
Work to enhance reliability for grid power from the local electric utility cooperative, by upgrading six regional substations and switching stations, was completed in March 2026, ahead of schedule.
•
Construction at the Company’s Transload Terminal (“TLT”) west of Winnemucca commenced in March 2026, with completion targeted in 2027 to align with start up at Thacker Pass. The TLT is approximately 60 miles from Thacker Pass, adjacent to the rail line, and is intended to support operations by serving as a critical logistics hub for the Project’s reagents.

CAPITAL EXPENDITURE AND 2026 CAPEX GUIDANCE

As of March 31, 2026, a total of $1.3 billion of construction capital costs and other project-related costs have been capitalized, of which $1.1 billion is part of the total Capex estimate of $2.93 billion per the Company’s Technical Report. The Company continues to target a total Capex range of $1.3 billion to $1.6 billion for Thacker Pass Phase 1 for fiscal year 2026.

The table below summarizes Capex during the quarter ended March 31, 2026, cumulative Capex to March 31, 2026, as well as the Company’s 2026 Capex guidance.

(US$)	For the quarter ended March 31, 2026	Cumulative to March 31, 2026	Fiscal Year 2026 Capex Guidance
Thacker Pass Phase 1 construction costs included in the total $2.93 billion Capex estimate(1)(2)	$275.5 million	$1,138.1 million	$1.2 - $1.5 billion
Other capitalized development costs for Thacker Pass(3)	$8.3 million	$101.4 million	$30 - $40 million
Capitalized interest, including the Orion Note and DOE Loan	$10.7 million	$37.7 million	$45 - $55 million
Total	$294.5 million	$1,277.2 million	$1.3 - $1.6 billion

Capex Notes:

(1)
Thacker Pass Phase 1 construction costs cumulative to March 31, 2026 and those estimated for fiscal year 2026 do not include $14.1 million and $8.0 million, respectively, of community contributions that are required to be expensed under U.S. GAAP, though these were included in the $2.93 billion Capex estimate per the Company’s Technical Report.
(2)
Thacker Pass Phase 1 construction costs as of March 31, 2026, and those estimated for 2026, include actual tariffs incurred (through March 31, 2026) and estimated tariff exposure, primarily for equipment and construction materials sourced from Canada, China, India, UAE, Turkey and the European Union. The Company has been working toward limiting the effect of any potential tariffs on its construction supply chain, with approximately 75% of the total capital project cost structure related to labor, contractors and other services not expected to be directly affected by any potential tariffs. The Company continues to closely monitor potential tariff exposure; however, changes in tariffs and trade restrictions can be announced with little or no advance notice.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

(3)
Other capitalized development costs are required to be capitalized under U.S. GAAP, though these were not included in $2.93 billion Capex estimate per the Company’s Technical Report.

MATERIAL RELATIONSHIPS AND RELATED AGREEMENTS

DOE ATVM Loan Program

The DOE and the Company’s subsidiary, LN, executed the DOE Loan on October 28, 2024 for a construction facility with a maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest for a total of $2.26 billion, provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program, to fund eligible construction costs of Thacker Pass, over the period from the first advance through no later than November 30, 2028. The DOE Loan agreement was amended on December 20, 2024 to accommodate the formation of Lithium Nevada Ventures, a JV with GM to own a 100% interest in LN, which owns Thacker Pass.

On October 7, 2025, the Company and the DOE entered into an omnibus waiver, consent and amendment (as amended the “OWCA”) for certain amendments to the Company’s DOE Loan. As part of the OWCA, the DOE Loan’s expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256 million, while the DOE Loan’s principal remained the same at $1.97 billion.

On January 30, 2026, as required under the OWCA:

•
The Company issued to the DOE the LAC Warrant to purchase up to 18,268,687 common shares, which was equal to 5% of the Company’s outstanding total shares as of the Issuance Date, at an exercise price of $0.01 per share, exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the LAC Warrant.
•
The JV issued to the DOE the JV Warrant to purchase 8,656,509,695 non-voting units of the JV, which was equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per unit, exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the JV Warrant.
•
The JV, the Company, 1339480 B.C. Ltd., LAC US Corp. (the “LAC JV Member”), GM and the DOE, entered into a Put, Call and Exchange Agreement (the “Put, Call and Exchange Agreement”), under which the DOE has the right to require GM to either purchase the JV Warrant (or cause the JV to do so) at a mutually agreed price or, failing agreement, exchange the JV Warrant for the Company’s common shares based on a defined warrant conversion rate. In addition, following substantial completion of Thacker Pass, GM has a call right to trigger the same sale or exchange mechanics if pricing cannot be agreed within specified timeframes.

As of May 13, 2026, the LAC Warrant and the JV Warrant have not been exercised.

Periodic repayments of principal and interest commence January 20, 2029. The DOE Loan has a maturity date of July 20, 2048. The Company may prepay the loan at any time, subject to certain conditions, by paying principal plus accrued interest on outstanding advances.

The Company received its first advance on the DOE Loan of $435.0 million on October 20, 2025 and its second advance on the DOE Loan of $432.0 million on February 24, 2026.

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

Under the terms of the Investment Agreement, GM acquired a 38% asset-level ownership stake in Thacker Pass for $625.0 million in total cash and letters of credit, including $430.0 million of direct cash funding to the JV to support the construction

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

of Phase 1 and a $195.0 million letter of credit facility (“LC Facility”) that can be used as collateral to support reserve account requirements under the DOE Loan. On August 5, 2025, the $195.0 million LC Facility was released by GM to LN.

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

On October 7, 2025, in connection with the entry into the OWCA, the Company and GM agreed to amend the Offtake Agreement as follows: (i) the delivery dates for the “Annual Purchase Forecast” and “Annual Production Forecast” were accelerated by two months; (ii) the forecast period for the first five years of Phase 1 was extended from two years to three years, with the second and third years remaining non-binding; (iii) the JV is required to prioritize GM’s volume requirements; (iv) for the first five years of Phase 1, the JV may enter into firm volume commitments with third parties, subject to a cap based on the difference between the Annual Production Forecast and GM’s Annual Purchase Forecast, and the cap will be 100% of the difference in the first year, 80% in the second year, and 60% in the third year, (v) GM’s Annual Purchase Forecast was capped at 20% year-over-year growth during the aforementioned period; (vi) after the first five years, (a) the forecast period reverts to two years, with the second year being non-binding and including no cap on GM’s Annual Purchase Forecast, and (b) third-party commitments are capped at 100% of the difference between forecasts in the first year and 50% in the second year of such forecasts; and (vii) if GM relinquishes volumes in non-binding forecast periods but later demonstrates a need for those volumes and incurs higher costs as a result of third-party purchases, GM would be entitled to a “profit true-up” equal to the volume procured multiplied by the difference between the third-party pricing and the implied JV pricing.

In the event that the DOE exercises the JV Warrant in full, the JV economic interests will be (prior to funding of the additional $120 million DOE Loan reserve accounts as required within 12 months of the OWCA) 59% held by Lithium Americas, which will continue to be the manager of the Project, 36% held by GM and 5% held by the DOE, with voting interest in the JV remaining 62% for Lithium Americas and 38% for GM. The DOE has been granted the right to have an appointed representative as an observer at the JV Board meetings for so long as the DOE holds the JV Warrant or non-voting units in the JV. The DOE and GM have certain rights under the Put, Call and Exchange Agreement, which may result in an adjustment to the ownership of the JV.

Orion Resource Partners

On April 1, 2025 (the “Orion Closing Date”), the Company closed the strategic investment of $250.0 million from fund entities managed by Orion Resource Partners LP (collectively, “Orion”), for the development and construction of Thacker Pass.

Orion purchased senior unsecured convertible notes with an aggregate principal amount of $195.0 million (the “Notes”) and entered into a production payment agreement (“PPA”) whereby Orion paid the Company $25.0 million in exchange for payments corresponding to the minerals processed and gross revenue generated by Thacker Pass (together, the Notes and PPA represent an aggregate initial investment of $220.0 million). Orion has committed to purchase an additional $30.0 million in aggregate principal amount of Notes within two years of the Orion Closing Date (the “Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company.

The Notes will mature on April 1, 2030 and accrue interest payable quarterly in arrears at an annual rate of 9.875%. Interest is payable in cash or by inclusion of such interest in the principal amount at the option of the Company. The Notes are convertible at the option of the holder at any time into the Company’s common shares prior to the maturity at an initial conversion price of $3.78 per share, subject to certain adjustments. In October 2025, Orion elected to convert a total of $97.5 million in accordance with the terms of the Notes. As a result, the Company issued an aggregate total of 25.8 million common shares of the Company to Orion. Following the conversions, total future interest payable under the Notes has been reduced pro rata.

Under the PPA, Orion is entitled to fixed and variable production payments with respect to the first 41,500 tonnes of lithium processed at Thacker Pass each year, subject to certain adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Common Shares Offering

On January 26, 2026, the Company completed the November 2025 ATM Program. The Company issued and sold an aggregate total 43.3 million common shares at an average price of $5.78 per share pursuant to the November 2025 ATM Program, for aggregate net proceeds of $246.7 million after sales agent’s commission and other expenses.

On March 19, 2026, the Company entered into an ATM equity program, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250 million (the “March 2026 ATM Program”). As of March 31, 2026, the Company did not issue or sell any common shares nor receive any net proceeds pursuant to the March 2026 ATM Program. Subsequent to March 31, 2026, the Company issued and sold an aggregate total of 2.3 million common shares at an average price of $5.20 per share pursuant to the March 2026 ATM Program, for aggregate net proceeds of $11.2 million after sales agent commission and other expenses.

Department of War Grant

In August 2024, the Company received approval for an $11.8 million grant from the U.S. Department of War (previously known as the Department of Defense) to support an upgrade of the local power infrastructure and to help build a transloading facility. At March 31, 2026, $6.2 million of the grant remained available and cumulative eligible costs of $5.6 million had been incurred.

RESULTS OF OPERATIONS

The selected consolidated financial information set out below has been derived from the Company's audited consolidated annual financial statements for FY 2025 and unaudited condensed consolidated interim financial statements for Q1 2026 and should be read in conjunction with those consolidated financial statements and the related notes thereto.

The Three Months Ended March 31, 2026 compared with the Three Months Ended March 31, 2025

The following table provides a summary of the Company’s unaudited condensed consolidated interim results of operations for Q1 2026 compared with Q1 2025.

	For the Three Months Ended March 31,		Increase/
(in US$ millions except for share amounts)	2026	2025	(decrease)
Net income (loss)	4.6	(11.5)	16.1
Net loss attributable to LAC stockholders	(0.4)	(10.7)	10.3
Net loss per share – basic and diluted - attributable to common stockholders	(0.00)	(0.05)	(0.05)

Net income (loss) comprised of:
General and administrative expenses	$(11.1)	$(6.5)	$(4.6)
Transaction costs	(1.0)	(4.3)	3.3
Gain/ (loss) on financial instruments measured at fair value:
Gain on LAC Warrant and JV Warrant obligations	0.4	0.0	0.4
Gain on convertible debt and conversion feature	14.3	0.0	14.3
Loss on financial instruments measured at fair value	(4.6)	(2.0)	(2.6)
Other income	6.6	1.3	5.3

General and administrative expenses for Q1 2026 increased to $11.1 million (Q1 2025 - $6.5 million) due to increased hiring, share-based compensation, community investment and regulatory and professional fees to support increased activities related to the Company’s operations.

Transaction costs in Q1 2026 decreased to $1.0 million (Q1 2025 - $4.3 million). Transaction costs in Q1 2026 primarily related to advisory and professional fees associated with the issuance of the LAC Warrant and JV Warrant on January 30, 2026. Transaction costs in Q1 2025 primarily related to costs associated with the Orion Investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

A loss on change in the fair value of the LAC Warrant of $5.0 million was recognized during Q1 2026 (Q1 2025 - $nil), mainly reflecting the impact of the increase in the Company’s share price from $4.36 on December 31, 2025 to $4.87 on January 30, 2026, the date upon which the LAC Warrant was issued and reclassified to equity. A gain on change in the fair value of the JV Warrant, including obligations associated with the Put, Call and Exchange Agreement, of $5.4 million was recognized during Q1 2026 (Q1 2025 - $nil), mainly reflecting the impact of the decrease in the Company’s share price from $4.36 on December 31, 2025 to $3.95 on March 31, 2026.

A gain on the fair value of the embedded derivative associated with the Notes (the “Embedded Derivative”) of $14.3 million was recognized in Q1 2026 (Q1 2025 - $nil). This non-cash fair value gain on the Embedded Derivative primarily reflects the impact of the decrease in the Company’s share price from $4.36 at December 31, 2025 to $3.95 at March 31, 2026.

A loss on financial instruments measured at fair value of $4.6 million was recognized for Q1 2026 (Q1 2025 - $2.0 million), which mainly consisted of a $4.5 million loss on change in fair value of the Company’s investment in Ascend Elements, Inc. (“Ascend Elements”) (Q1 2025 - loss of $1.7 million). As of March 31, 2026, the Company determined the fair value of the investment in Ascend Elements was $nil based on a review of Ascend Elements’ public disclosures, which indicated there was significant uncertainty regarding the recovery of the Company’s investment. For Q1 2025, the loss reflected the overall downturn of the battery recycling market.

Other income for Q1 2026 increased to $6.6 million (Q1 2025 - $1.3 million), primarily driven by higher interest income due to higher balances in interest generating bank accounts, driven largely by proceeds from the ATM programs executed during the year ended December 31, 2025 as well as the quarter ended March 31, 2026.

Selected financial position information

(in US$ millions)	March 31, 2026	December 31, 2025	Increase/ (decrease)
Cash and restricted cash	$1,207.6	$905.6	$302.0
Mineral properties, plant and equipment, net	1,667.3	1,344.0	323.3
Total assets	3,112.7	2,579.0	533.7
Total liabilities	1,235.8	992.4	243.4

At March 31, 2026, total assets increased by $533.7 million from December 31, 2025, driven primarily by a $302.0 million increase in cash and restricted cash and a $323.3 million net increase in mineral properties, plant and equipment, partially offset by a $87.4 million decrease in deferred financing costs.

•
Cash and restricted cash increased primarily from the receipt of funds drawn under the DOE Loan and proceeds received from the November 2025 ATM Program, offset primarily by construction costs, general and administrative expenses and transaction costs. Funds received from advances on the DOE Loan are held in restricted bank accounts owned by LN and managed by a collateral agent.
•
Mineral properties, plant and equipment, net increased mainly due to continued development of Thacker Pass, including costs associated with completion of the WFH, on-going engineering and procurement activities, payments towards long-lead equipment as well as continued on-site construction works. In addition, finance costs related to Thacker Pass totaling $13.7 million, including interest associated with the Orion Investment and DOE Loan advances, were capitalized in Q1 2026.
•
Deferred financing costs decreased due to the reclassification of $87.8 million unamortized costs related to the second advance under the DOE Loan. Upon signing the OWCA, $400.2 million in transaction costs were recorded as an asset. As funds are drawn, deferred financing costs are allocated to the DOE Loan liability in proportion to the amounts borrowed in relation to total borrowings expected under the facility. These costs are amortized as interest over the loan term using the effective interest rate method and capitalized to Thacker Pass.

At March 31, 2026, total liabilities increased by $243.5 million compared to December 31, 2025. This change was mainly attributable to a $351.9 million increase in the DOE Loan ($432.0 million related to the second advance and interest costs of $6.6 million, net of $86.7 million amortized deferred financing costs). This was partly offset by a $10.6 million reduction in the Orion Notes ($14.3 million fair value gain on the Embedded Derivative which reduced the carrying value of the Orion Notes, partly offset by interest of $3.7 million), an $83.8 million decrease in the LAC Warrant obligation ($88.8 million fair

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

value of the LAC Warrant reclassified to equity on January 30, 2026 partly offset by $5.0 million loss recognized for the fair value increase in the LAC Warrant from December 31, 2026 to January 30, 2026), as well as a $17.7 million decrease in accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company has recurring net losses and negative operating cash flows and expects to continue to operate at a loss for the foreseeable future, which includes the period that Thacker Pass Phase 1 is under development. As the Company develops Thacker Pass, it will not generate revenues from operations and there is no expectation it will generate any revenue from operations until after Thacker Pass begins production. Thacker Pass is targeting mechanical completion in late 2027 with production ramp up during 2028.

The Company believes that it will have sufficient available liquidity to carry out its business plans, including the currently planned development activities at Thacker Pass, for at least the next 12 months. Liquidity includes cash and restricted cash and available borrowing capacity under the DOE Loan. Beyond the next 12 months, until the Company is able to generate sufficient operating cash flows, the Company expects to meet its obligations and fund the development of Thacker Pass through any available cash and restricted cash as well as the financings it has secured; however, due to the conditions associated with such financings, there can be no assurance that the Company will successfully complete all of its contemplated financing plans. Additionally, the Company may, from time to time, and on an opportunistic basis as market conditions permit, engage in capital markets transactions to provide additional financing to support its capital and operating needs. The Company does not engage in currency hedging activities to offset the risk of currency fluctuations.

At March 31, 2026, the Company had cash of $758.5 million (December 31, 2025 - $568.2 million), restricted cash of $449.1 million (December 31, 2025 - $337.4 million) and working capital (non-GAAP) of $1.0 billion (December 31, 2025 - $734.8 million). Advances under the DOE Loan, cash flows from Thacker Pass and other amounts received by LN are required to be held in restricted cash accounts owned by LN and managed by a collateral agent, pursuant to a Collateral Agency and Accounts Agreement (as amended, the “Accounts Agreement”) entered into by and among LN, DOE and Citibank, N.A., in its capacity as collateral agent (“Collateral Agent”) and Depositary Bank (“Depositary Bank”). Pursuant to the Accounts Agreement, LN must comply with certain reporting and notice requirements to draw upon or deposit amounts in the restricted cash accounts. Advances under the DOE Loan typically happen quarterly and the Company draws upon those funds on a monthly basis.

The Company has the following sources of liquidity or capital resources, which are also described above in sections Q1 2026 and Subsequent to Q1 2026 Highlights and Material Relationships and Related Agreements.

Debt

On April 1, 2025, the Company closed the Orion Investment for gross proceeds of $220.0 million. In addition, subject to certain conditions precedent, Orion agreed to purchase an additional $30.0 million in Delayed Draw Notes within two years of the Orion Closing Date upon request by the Company. In October 2025, Orion exercised its option to convert $97.5 million of the principal of the convertible debt and associated accrued interest into equity of the Company, and, as a result 25.8 million common shares were issued to Orion. At March 31, 2026, the convertible debt principal balance was $113.2 million (December 31, 2025 - $110.5 million). The remaining principal and deferred interest is due in April 2030, unless redeemed or converted early.

On October 28, 2024, the Company closed the $2.26 billion DOE Loan under the ATVM Loan Program, for financing the construction of Phase 1 processing facilities at Thacker Pass. On October 7, 2025, the Company and the DOE entered into the OWCA for certain amendments to the DOE Loan. Pursuant to the OWCA, the DOE Loan’s expected total loan amount decreased to $2.23 billion due to estimated capitalized interest during construction decreasing to $256.0 million, while the DOE Loan’s principal remained the same at $1.97 billion. On October 20, 2025, the Company received its initial advance of $435.0 million under the DOE Loan, followed by its second advance of $432.0 million on February 24, 2026. Subject to the terms and conditions of the DOE Loan, the Company expects subsequent advances to occur approximately quarterly. The Company agreed to contribute an additional $120 million to the DOE Loan reserve accounts, to be funded within 12 months of the OWCA. Periodic payments of principal and interest do not commence until January 2029.

Joint Venture with GM

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

On October 15, 2024, the Company and GM entered into the Investment Agreement to establish the JV for the purpose of funding, developing, constructing and operating Thacker Pass. As of March 31, 2026, GM has contributed a total of $430.0 million in cash to the JV. In addition, as of August 2025, GM provided a $195 million letter of credit facility, which attracts no interest and matures at the same time as the DOE Loan, unless otherwise withdrawn under the Investment Agreement.

At March 31, 2026, the Company's net assets of $1.9 billion included $1.4 billion held in the JV (inclusive of GM's non-controlling interest), of which $1.4 billion was held by LN. The DOE Loan imposes certain restrictions on the transfer of assets from LN to the Company, including prohibitions on dividend payments and loans from LN to the Company, the making of other payments to the Company, and transfers of any assets comprising part of the collateral package. Exceptions to such restrictions are possible upon the satisfaction of certain conditions, including attainment of certain construction milestones. The DOE Loan also requires LN to maintain a certain amount of working capital (non-GAAP) sufficient to cover project-related costs. Under the terms of the JV Transaction Documents, there are certain additional restrictions on asset transfers from LN to the Company, including transfers of material assets outside of the ordinary course of business or transfers involving assets with a value of greater than $5.0 million (subject to certain exceptions, including for sales of lithium in the ordinary course of business or sales of non-productive assets with a value of less than $10.0 million).

Equity Offerings

On November 13, 2025, the Company established the November 2025 ATM Program, which was completed on January 26, 2026. During Q1 2026, the Company sold 32.5 million common shares at an average price of $5.92 per share, for aggregate net proceeds of $189.7 million after sales agent’s commission and other expenses.

On March 19, 2026, the Company established the March 2026 ATM Program as described under section Common Shares Offering above. Under this program, subsequent to March 31, 2026, the Company issued and sold an aggregate total of 2.3 million common shares at an average price of $5.20 per share, for aggregate net proceeds of $11.2 million after sales agent commission and other expenses.

Cash Flow Summary

	Three Months Ended March 31,
(in US$ millions)	2026	2025
Net cash used in operating activities	$(18.3)	$(18.9)
Net cash used in investing activities	(299.3)	(117.9)
Net cash provided by (used in) financing activities	619.6	(10.5)
Change in cash and restricted cash	302.0	(147.3)
Cash and restricted cash – beginning of period	905.6	594.2
Cash and restricted cash – end of period	$1,207.6	$446.9

Operating Activities

Net cash used in operating activities during Q1 2026 was $18.3 million, a decrease of $0.6 million versus Q1 2025, primarily due to higher interest income partly offset by increased net working capital use (non-GAAP) and higher general and administrative expenses.

Investing Activities

Net cash used in investing activities during Q1 2026 was $299.3 million, an increase of $181.4 million from Q1 2025, primarily attributable to a higher level of construction activity and associated expenditures at Thacker Pass.

Financing Activities

Net cash provided by financing activities during Q1 2026 was $619.6 million compared to net cash used in financing activities of $10.5 million during Q1 2025. During Q1 2026, net proceeds received from financing transactions included $189.7 million in net proceeds from the November 2025 ATM Program and $432.0 million from the second advance under the DOE Loan. These inflows were partially offset by principal payments for finance lease obligations as well as financing fees. During Q1

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

2025, the Company did not receive proceeds from financing transactions but did make principal payments on finance lease obligations and paid financing fees of $9.3 million associated with the DOE Loan.

Contractual Obligations

The Company’s contractual obligations, commitments under long-term purchase agreements and other commitments as at March 31, 2026 are disclosed in Notes 4, 7, 8 and 15 to the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026.

OFF-BALANCE SHEET ARRANGEMENTS

As at March 31, 2026, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

DECOMMISSIONING PROVISION AND RECLAMATION BOND

The carrying value of the liability for decommissioning arisen as a result of exploration and development activities at Thacker Pass was $0.5 million as of March 31, 2026 (December 31, 2025 - $0.5 million). The Company has a $1.7 million reclamation bond payable to the Bureau of Land Management (“BLM”) guaranteed by a third-party insurance company with $0.3 million accepted and obligated for exploration projects. In February 2025, a $73 million reclamation bond payable to the BLM was put in place for Thacker Pass, which was accepted and obligated in March 2025.

CRITICAL ACCOUNTING ESTIMATES

The March 31, 2026, unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP. The preparation of unaudited condensed consolidated interim financial statements requires management to make estimates that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2025, the Company has provided below the accounting policies and estimates critical to its business operations and understanding of its financial results.

Also included below are the key judgments and sources of estimation uncertainty that management has determined could have the most significant impact on the amounts recognized in the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026.

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

Accounting for Joint Venture with GM

The Company determined that the JV is a variable interest entity due to its reliance on additional financing to complete Phase 1 of the development of Thacker Pass. The Company has determined it is the primary beneficiary of the JV due to the relative decision-making power of the parties over the most significant activities of the JV. As a result, the Company has consolidated Lithium Nevada Ventures in its unaudited condensed consolidated interim financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

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

Accounting and Valuation for Contracts on Own Equity

Contracts or embedded derivative features to issue common shares, other than through share-based payments issued in connection with goods or services, are evaluated to determine whether they are classified as financial liabilities or equity. Contracts on the Company's own equity include the conversion feature in the convertible debt and the warrants and exchange obligations issued to the DOE. Contracts that may be settled net in cash outside the control of the Company or are not indexed to equity are treated as financial liabilities, recorded at fair value with changes recorded through income or loss. To the extent an instrument subsequently becomes indexed to own equity and is eligible to be classified as equity, it is reclassified to equity at its fair value on the date of reclassification. The Company’s obligations under the LAC Warrant to January 30, 2026 and the Company’s obligations under a JV Warrant Exchange are subject to estimation which includes, along with the price of the underlying equity, estimates of future share issuances through sale of shares or conversion of convertible debt. The value of the JV Warrant and LAC’s obligation in the event of a JV Warrant Exchange are also affected by future issuance of units.

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

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the audited consolidated financial statements for the year ended December 31, 2025 and Note 1 in the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026.

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

(in US$ millions)	March 31, 2026	December 31, 2025	Change
Current assets	$1,212.4	$911.6	$300.8
Less: current liabilities	164.7	176.8	12.1
Working capital (non-U.S. GAAP)	$1,047.7	$734.8	$312.9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the annual report on Form 10-K for the year ended December 31, 2025. The Company believes its exposure to market risk has not changed materially since then.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

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

Item 1a. Risk Factors

There have been no material changes to the risk factors disclosed in Part I. Item 1A. Risk Factors of the Company's annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Refer to described in Part I. Item 4. Mine Safety Disclosures of the Company's annual report on Form 10-K for the year ended December 31, 2025. During the quarter ended March 31, 2026, the Company and its subsidiaries did not experience any mining-related fatalities or receive any health and safety violations, orders and citations from the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”) and was not subject to related assessments and legal actions.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers, as defined in Rule 16a 1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Each exhibit identified below is included as a part of this quarterly report. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Exhibits designated by two asterisks (“**”) are furnished herewith.

Exhibit No.	Description

2.1#+

Investment Agreement, dated October 15, 2024, between Lithium Americas Corp., General Motors Holdings LLC, and Lithium Nevada Ventures LLC (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

2.2#+

Second Amended and Restated Limited Liability Company Agreement of Lithium Nevada Ventures LLC, dated January 30, 2026 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Lithium Americas Corp. on March 28, 2025).

4.1+

Registration Rights Agreement, dated January 30, 2026, by and between Lithium Americas Corp. and the United States Department of Energy (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.1+

Warrant to Purchase Common Shares of Lithium Americas Corp., dated January 30, 2026, issued to 1339480 B.C. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.2+

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

10.4+

Amended and Restated Warrant to Purchase Non-Voting Units of Lithium Nevada Ventures LLC, dated January 30, 2026, issued to the United States Department of Energy. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

10.5+

Put, Call and Exchange Agreement, dated January 30, 2026 by and among Lithium Nevada Ventures LLC, Lithium Americas Corp., 1339480 B.C. Ltd., LAC US Corp., General Motors Holdings LLC, and the United States Department of Energy (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Lithium Americas Corp. on February 3, 2026).

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

LITHIUM AMERICAS CORP.
(Registrant)

Date:	May 14, 2026	By:	/s/ Jonathan Evans
Jonathan Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2026	By:	/s/ Luke Colton
Luke Colton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)