Form 10-Q
period 2026-06-30
LITHIUM AMERICAS CORP.
filed 2026-08-13
CIK 1966983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The registrant had 363,042,943 common shares outstanding as at August 12, 2026.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the documents incorporated by reference, contains “forward-looking information” within the meaning of applicable Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively referred to herein as “forward-looking statements” (“FLS”)). All statements, other than statements of historical fact, are FLS and can be identified by the use of statements that include, but are not limited to, words, such as “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “proposes,” “potential,” “target,” “implement,” “schedule,” “forecast,” “intend,” “would,” “could,” “might,” “should,” “believe” and similar terminology, or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. FLS in this quarterly report, including the documents incorporated by reference, include, but are not limited to: statements relating to the anticipated sources and uses of funds to complete project financing, the JV Transaction (as defined herein) with GM (as defined herein), the DOE Loan (as defined herein), the Orion Investment (as defined herein), the LAC Warrant (as defined herein), the JV Warrant (as defined herein), the Put, Call and Exchange Agreement (as defined herein), and the Yorkville Debentures (as defined herein), including statements regarding satisfaction of draw down conditions on the DOE Loan, the availability and timing of delayed closings under the Yorkville Debentures, the Company’s ability to satisfy conditions to future delayed closings under the Yorkville Debentures, the anticipated use of proceeds from the Yorkville Debentures and the March 2026 ATM Program (as defined herein), expectations about the extent to which the JV Transaction, the DOE Loan, including any amendments thereto, the Orion Investment, the LAC Warrant, the JV Warrant, the Yorkville Debentures and cash on hand would fund the development and construction of Thacker Pass (as defined herein) on schedule or at all; project de-risking initiatives and the extent to which work to date has de-risked project execution; the expected operations, financial results and condition of the Company; expectations related to the construction build, job creation and nameplate capacity of Thacker Pass as well as other statements with respect to the Company’s future objectives and strategies to achieve these objectives, including the future prospects of the Company; the estimated cash flow, capitalization and adequacy thereof for the Company; the estimated costs of the development of Thacker Pass, including timing, progress, approach, continuity or change in plans, construction, commissioning, expected milestones, anticipated production and results thereof and expansion plans; cost and expected benefit of the transloading terminal; cost and expected benefit of the limestone quarry; anticipated timing to resolve, and the expected outcome of, any complaints or claims made or that could be made concerning the permitting process in the United States for Thacker Pass; the timely completion of environmental reviews and related consultations, and receipt or issuance of permits and approvals, in the United States for the Company’s development and resultant operations; capital expenditures and programs; estimates, and any change in estimates, of the mineral resources and mineral reserves at Thacker Pass; development of mineral resources and mineral reserves; the realization of mineral resources and mineral reserves estimates, including whether certain mineral resources will ever be developed into mineral reserves, and information and underlying assumptions related thereto; government regulation of mining operations and treatment under governmental and taxation regimes; the future price of commodities, including lithium; the creation of a battery supply chain in the United States to support industries and technologies dependent on lithium batteries, including the electric vehicle and battery energy storage system markets; the timing and amount of future production, currency exchange and interest rates; the Company’s ability to raise capital; expected expenditures to be made by the Company; statements relating to revised capital cost estimates, including statements regarding the definitive capital estimate and the expected timing of completion and potential outcomes thereof; ability to produce high purity battery grade lithium products; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the timing, cost, quantity, capacity and product quality of production at Thacker Pass; successful development of Thacker Pass, including successful results from the Company’s testing facility and third-party tests related thereto; statements with respect to the expected economics of Thacker Pass, including capital costs, operating costs, sustaining capital requirements, after tax net present value and internal rate of return, pricing assumptions, payback period, sensitivity analyses, net cash flows and life of mine; anticipated job creation; the expectation that the National Construction Agreement (Project Labor Agreement) with North America’s Building Trades Unions for construction of Phase 1 of Thacker Pass will minimize construction risk, ensure availability of skilled labor, address the challenges associated with Thacker Pass’s remote location and be effective in prioritizing employment of local and regional skilled craft workers, including members of underrepresented communities; overarching accessibility to a productive workforce; the expected workforce development training program being prepared with Great Basin College; the Company’s commitment to sustainable development, limiting the environmental impact at Thacker Pass and plans for phased reclamation during the life of mine, including use benefits of growth media; ability to achieve capital cost efficiencies; anticipated use of any future proceeds and earnings related to Thacker Pass; anticipated plans regarding the payment or non-payment of dividends, as well as other statements with respect to management’s beliefs, plans, estimates and intentions, and similar statements concerning anticipated future events, results, circumstances, performance or expectations that are not historical facts.

FLS involve known and unknown risks, assumptions and other factors that may cause actual results or performance to differ materially. FLS reflect the Company’s current views about future events, and while considered reasonable by the Company as of the date of this quarterly report, are inherently subject to significant uncertainties and contingencies. Accordingly, there can be no certainty that they will accurately reflect actual results. Assumptions and other factors upon which such FLS are based include, without limitation: expectations regarding Phase 2 of Thacker Pass, including financing, and the absence of material adverse events affecting the Company during this time; the ability of the Company to perform conditions and meet expectations regarding the Company’s financial resources and future prospects; the ability to meet future objectives, priorities and anticipated milestones; a cordial business relationship between the Company and third-party strategic and contractual partners; the risk of general business and economic uncertainties and adverse market conditions; confidence that development, construction and operations at Thacker Pass will proceed as anticipated, including the impact of potential supply chain disturbances including but not limited to product availability, customs delays and shipping disruptions, especially with respect to steel, and the availability of equipment, labor and facilities necessary to complete development and construction of Thacker Pass and produce battery grade lithium; unforeseen technological, equipment and engineering problems; changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current U.S. presidential administration, higher interest rates, the rate of inflation, a potential economic recession, ongoing conflict in the Middle East and potential changes in United States trade policy, including the imposition of tariffs and the resulting consequences on, among other things, the extractive resource industry, the green energy transition and industries and technologies dependent on lithium batteries, including the electric vehicle and battery energy storage system markets; uncertainties inherent to the feasibility studies and mineral resource and mineral reserve estimates; the mine processing facilities, based on the results of the testing facility and third-party tests, performing as expected; the ability of the Company to secure sufficient additional financing, advance and develop the Project, and to produce battery grade lithium; the respective benefits and impacts of Thacker Pass when production operations commence; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the Company’s ability to operate in a safe and effective manner, and without material adverse impact from the effects of climate change or severe weather conditions; reliability of technical data; uncertainties relating to receiving and maintaining mining, exploration, environmental and other permits or approvals in Nevada; demand for lithium, including that such demand is supported by growth in the electric vehicle market, lithium-ion battery market, and battery energy storage system market; current technological trends; the impact of increasing competition in the lithium business, and the Company’s competitive position in the industry; continuing support of local communities and the Fort McDermitt Paiute and the Shoshone Tribe in relation to Thacker Pass, and continuing constructive engagement with these and other stakeholders, including any expected benefits of such engagement; risks related to cost, funding and regulatory authorizations to develop a workforce housing facility; the stable and supportive legislative, regulatory and community environment in the jurisdictions where the Company operates; impacts of inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions; the impact of unknown financial contingencies, including litigation costs, environmental compliance costs and costs associated with the impacts of climate change, on the Company’s operations; increased attention to environmental, social, governance and safety and sustainability-related matters; risks related to the Company’s public statements with respect to such matters that may be subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing," (i.e., misleading information or false claims overstating potential sustainability-related benefits); risks that the Company may face regarding potentially conflicting initiatives from certain U.S. state or other governments; estimates of and unpredictable changes to the market prices for lithium products; development and construction costs for Thacker Pass, and costs for any additional exploration work at the Project; estimates of mineral resources and mineral reserves, including whether mineral resources not included in mineral reserves will be further developed into mineral reserves; some of the modifying factors used to convert mineral resources to mineral reserves may change materially, and could materially impact the mineral reserve estimate; reliability of technical data; anticipated timing and results of exploration, development and construction activities, including the impact of ongoing supply chain disruptions and availability of equipment and supplies on such timing; timely responses from governmental agencies responsible for reviewing and considering the Company’s permitting activities at Thacker Pass; availability of technology, including low carbon energy sources and water rights, on acceptable terms to advance Thacker Pass; government regulation of mining operations and mergers and acquisitions activity, and treatment under governmental, regulatory and taxation regimes; ability to realize expected benefits from investments in or partnerships with third parties; accuracy of development budgets and construction estimates; that the Company will meet its future objectives and priorities; the ability to satisfy production and lithium-recovery targets; that the Company will have access to adequate capital to fund its future projects and plans; that such future projects and plans will proceed as anticipated; compliance by the JV Partners, the DOE, Orion, and Yorkville (each as defined herein) with terms of agreements; the lack of any material disputes or disagreements between the JV Partners; the Company’s ability to satisfy conditions to future delayed closings under the Yorkville Debentures; the Company’s ability to satisfy its obligations under the Yorkville Debentures, including interest payments, redemption obligations and conversion obligations; fluctuations in the trading price of the Company’s common shares and the potential dilutive effect of conversions under the Yorkville Debentures, the Orion Investment and the Warrants (as defined herein); the regulation of the mining industry by various governmental agencies; as well as assumptions concerning general economic and industry growth rates, commodity prices, resource estimates, currency exchange and interest rates and competitive conditions. Although the Company believes that the assumptions and expectations reflected in such FLS are reasonable, the Company can give no assurance that these assumptions and expectations will prove to be correct.

Readers are cautioned that the foregoing lists of factors are not exhaustive. There can be no assurance that FLS will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. As such, readers are cautioned not to place undue reliance on this information, and that this information may not be appropriate for any other purpose, including investment purposes. The Company’s actual results could differ materially from those anticipated in any FLS as a result of the risk factors described under Part I, Item 1A, “Risk Factors” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, as amended, filed with the U.S. Securities and Exchange Commission and elsewhere throughout that report, and in the Company’s other continuous disclosure documents available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov. All FLS contained in this quarterly report are expressly qualified by the risk factors set out in the aforementioned documents. Readers are further cautioned to review the full description of risks, uncertainties and management’s assumptions in the aforementioned documents and other disclosure documents available on SEDAR+ and on EDGAR. The Company does not undertake any obligation to update or revise any FLS, whether as a result of new information, future events or otherwise, except as required by law.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
Cash (Note 2)	$822,782	$568,226
Restricted cash (Note 2)	456,408	337,383
Receivables	2,208	4,110
Prepaids and deposits	1,055	1,920
Total current assets	1,282,453	911,639

Investments measured at fair value (Note 14)	174	4,863
Mineral properties, plant and equipment, net (Note 3)	2,090,756	1,344,004
Deferred financing costs (Note 4)	154,583	311,808
Other assets	7,933	6,734
Total assets	$3,535,899	$2,579,048

LIABILITIES
Accounts payable	$101,327	$87,848
Accrued liabilities (Note 6)	127,453	83,441
Current portion of lease liabilities (Note 7)	5,811	5,530
Total current liabilities	234,591	176,819

Convertible debt and conversion feature (Note 8)	147,701	160,017
LAC Warrant obligation (Note 4)	-	83,796
JV Warrant obligation (Note 4)	140,419	150,295
DOE Loan (Note 4)	988,018	350,987
Royalty and production payment arrangements (Note 8)	55,634	50,844
Lease liabilities (Note 7)	15,986	15,668
Reclamation liabilities	473	473
Other liabilities	3,500	3,500
Total liabilities	$1,586,322	$992,399

Commitments (Note 15)

Non-controlling interest (Note 5)	$532,443	$527,895

STOCKHOLDERS’ EQUITY
Common stock, no par value, unlimited authorized; 361,841 and 314,335 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (Note 9)	1,551,761	1,279,902
Additional paid-in capital	84,779	-
Accumulated deficit	(219,406)	(221,148)
Total stockholders’ equity	1,417,134	1,058,754
Total liabilities, non-controlling interest and stockholders’ equity	$3,535,899	$2,579,048

Subsequent events (Note 16)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

1 The Company is the primary beneficiary in a variable interest entity (“VIE”). See Note 5 for further information related to the Company’s VIE. The consolidated assets as of June 30, 2026 and December 31, 2025 include $2.8 billion and $2.1 billion, respectively, of assets for the VIE that can only be used to settle the obligations of the VIE. As of June 30, 2026 and December 31, 2025, these assets include Cash of $74.2 million and $75.5 million, respectively; Restricted Cash of $456.1 million and $337.1 million, respectively; Receivables of $0.5 million and $2.5 million, respectively; Prepaids and deposits of $0.2 million and $0.4 million, respectively; Mineral properties, plant and equipment of $2.1 billion and $1.3 billion, respectively; Deferred financing costs of $154.6 million and $311.8 million, respectively;

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

and, Other assets, non-current of $7.8 million and $6.6 million, respectively. The consolidated liabilities as of June 30, 2026 and December 31, 2025, include $1.4 billion and $670.1 million, respectively, attributable to the VIE, which include $1.3 billion and $639.8 million, respectively, of liabilities of the VIE whose creditors have no recourse to the Company. As of June 30, 2026 and December 31, 2025, these liabilities include Accounts Payable of $101.3 million and $87.4 million, respectively; Accrued liabilities of $123.3 million and $74.5 million, respectively; Lease liabilities, current of $5.7 million and $5.4 million, respectively; Lease liabilities, non-current of $15.9 million and $15.7 million, respectively; JV warrant obligation of $77.5 million and $101.9 million, respectively; DOE Loan of $988.0 million and $351.0 million, respectively; Reclamation liabilities of $0.5 million and $0.5 million, respectively; and, Other liabilities, non-current of $3.5 million and $3.5 million, respectively.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for per share amounts and shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Exploration expenditures	$-	-	$-	$(19)
General and administrative expenses (Note 11)	(15,139)	(7,848)	(26,236)	(14,365)
Total operating expenses	(15,139)	(7,848)	(26,236)	(14,384)
Other income (expense)
Transaction costs (Note 12)	-	(13,337)	(1,001)	(17,639)
Gain/(loss) on financial instruments measured at fair value:
Gain on LAC Warrant and JV Warrant obligations (Note 4)	4,469	-	4,886	-
Gain on convertible debt and conversion feature (Note 8)	5,704	6,762	20,008	6,762
Loss on investments measured at fair value	(82)	(245)	(4,689)	(2,201)
Other income	6,710	1,419	13,322	2,687
Total other income (expense)	16,801	(5,401)	32,526	(10,391)
Net income (loss)	$1,662	$(13,249)	$6,290	$(24,775)

Net income (loss) attributable to:
Common stockholders	$2,151	$(12,447)	$1,742	$(23,149)
Non-controlling interest	(489)	(802)	4,548	(1,626)
Total	$1,662	$(13,249)	$6,290	$(24,775)

Net income (loss) per share attributable to common stockholders, basic (Note 10)	$0.01	$(0.06)	$0.00	$(0.11)
Net income (loss) per share attributable to common stockholders, diluted (Note 10)	$(0.02)	$(0.06)	$(0.07)	$(0.11)

Weighted average number of common shares outstanding, basic	371,790	219,581	362,534	219,092
Weighted average number of common shares outstanding, diluted	401,738	219,581	391,761	219,092

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY AND NON-CONTROLLING INTEREST

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity attributable to LAC shareholders	Non- controlling interest	Total equity and non-controlling interest
Balance, January 1, 2025	218,465	$655,068	$35,618	$(55,682)	$635,004	$310,336	$945,340
Shares issued on conversion of stock-based awards	221	2,256	(2,256)	-	-	-	-
Stock-based compensation	-	-	1,198	-	1,198	-	1,198
Net loss	-	-	-	(10,702)	(10,702)	(824)	(11,526)
Balance, March 31, 2025	218,686	$657,324	$34,560	$(66,384)	$625,500	$309,512	$935,012
Shares issued under public offerings, net of issuance costs	3,361	8,541	-	-	8,541	-	8,541
Capital contribution to Lithium Nevada Ventures LLC	-	-	(10,804)	-	(10,804)	110,804	100,000
Shares issued on conversion of stock-based awards	1,280	4,771	(4,771)	-	-	-	-
Stock-based compensation	-	-	5,531	-	5,531	-	5,531
Net loss	-	-	-	(12,447)	(12,447)	(802)	(13,249)
Balance, June 30, 2025	223,327	$670,636	$24,516	$(78,831)	$616,321	$419,514	$1,035,835

Balance, January 1, 2026	314,335	$1,279,902	$-	$(221,148)	$1,058,754	$527,895	$1,586,649
Shares issued under public offerings, net of issuance costs (Note 9)	32,468	189,684	-	-	189,684	-	189,684
Shares issued on conversion of stock-based awards	567	7,432	(7,432)	-	-	-	-
Stock-based compensation	-	-	7,331	-	7,331	-	7,331
Issuance of LAC Warrant, net of issuance costs (Note 9)	-	-	88,588	-	88,588	-	88,588
Net income (loss)	-	-	-	(409)	(409)	5,037	4,628
Balance, March 31, 2026	347,370	$1,477,018	$88,487	$(221,557)	$1,343,948	$532,932	$1,876,880
Shares issued under public offerings, net of issuance costs (Note 9)	13,048	68,475	-	-	68,475	-	68,475
Shares issued on conversion of stock-based awards	1,423	6,268	(6,268)	-	-	-	-
Stock-based compensation	-	-	2,560	-	2,560	-	2,560
Net income (loss)	-	-	-	2,151	2,151	(489)	1,662
Balance, June 30, 2026	361,841	$1,551,761	$84,779	$(219,406)	$1,417,134	$532,443	$1,949,577

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$6,290	$(24,775)

Adjustments for:
Depreciation	30	22
Stock-based compensation	4,122	2,652
Amortization of right-of-use asset	533	512
Loss/(gain) on financial instruments measured at fair value:
Gain on LAC Warrant and JV Warrant obligations (Note 4)	(4,886)	-
Gain on convertible debt and conversion feature (Note 8)	(20,008)	(6,762)
Loss on investments measured at fair value	4,689	2,201
Other items	-	182
Changes in operating assets and liabilities:
Increase in receivables	(47)	(20)
Decrease in prepaids and deposits	534	854
Increase/(decrease) in accounts payable	(13,664)	253
Decrease in accrued liabilities	(1,235)	(24,005)
Operating lease payments, net of non-cash interest accrual	(179)	(498)
Net cash used in operating activities	(23,821)	(49,384)
Investing activities
Additions to mineral properties, plant and equipment	(631,564)	(353,503)
Net cash used in investing activities	(631,564)	(353,503)
Financing activities
Proceeds from convertible debt and production payment arrangements, net of issuance and transaction costs (Note 8)	-	211,754
Proceeds from issuance of non-controlling interest (Note 5)	-	100,000
Proceeds from public offerings, net of issuance costs (Note 9)	258,220	8,841
Proceeds from DOE Loan (Note 4)	774,000	-
Payment of financing costs	(803)	(350)
Principal payments on finance lease obligations	(2,451)	(2,391)
Net cash provided by financing activities	1,028,966	317,854

Net increase (decrease) in cash and restricted cash	373,581	(85,033)

Cash and restricted cash, beginning of period (Note 2) [1]	905,609	594,173
Cash and restricted cash, end of period (Note 2) [1]	$1,279,190	$509,140

1 June 30, 2026 and December 31, 2025 balances include restricted cash of $456.4 million and $337.4 million, respectively.

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

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

2.
CASH AND RESTRICTED CASH

	June 30, 2026	December 31, 2025
Cash	$822,782	$568,226
Restricted cash	456,408	337,383
Total	$1,279,190	$905,609

As at June 30, 2026, $0.3 million of cash and restricted cash was held in Canadian dollars (December 31, 2025 - $1.4 million), and $1.3 billion in US dollars (December 31, 2025 - $0.9 billion).

Advances under the DOE Loan (Note 4), cash flows from Thacker Pass, and other amounts received by Lithium Nevada LLC (“LN”) are required to be held in restricted cash accounts owned by LN and managed by a collateral agent as described in Note 3 to the Fiscal 2025 Annual Financial Statements. As at June 30, 2026, such amounts totaled $456.1 million (December 31, 2025 - $337.1 million).

The Company is subject to a concentration of credit risk in relation to cash and restricted cash. The Company’s maximum exposure to credit risk for cash and restricted cash is the amount disclosed in the Company’s Condensed Consolidated Interim Balance Sheets. All cash and restricted cash is held through four Canadian chartered banks and two U.S. chartered banks. The Company regularly reviews its cash and restricted cash, as well as economic conditions, to determine whether an allowance for expected losses is necessary.

3.
MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET

	June 30, 2026	December 31, 2025
Thacker Pass - construction in progress [1]	$1,925,885	$1,235,620
Thacker Pass - property, plant and equipment	197,111	98,740
Machinery and equipment	4,044	3,955
Finance lease right-of-use assets	21,315	19,912
Total mineral properties, plant and equipment	2,148,355	1,358,227
Accumulated depreciation	(57,599)	(14,223)
Total mineral properties, plant and equipment, net	$2,090,756	$1,344,004

1 At June 30, 2026, included prepaid construction costs of $88.8 million (December 31, 2025 - $75.0 million) and deposits on long-lead equipment of $243.8 million (December 31, 2025 - $268.7 million), all related to Thacker Pass. In addition, amount included capitalized amounts for deferred interest on the Notes of $18.5 million (December 31, 2025 - $13.0 million), discount amortization of $15.9 million on the Notes and PPA (December 31, 2025 - $9.1 million), deferred interest on the DOE Loan of $18.3 million (December 31, 2025 - $2.3 million), and $3.4 million of interest on other loans (December 31, 2025 - $3.2 million).

In the three and six months ended June 30, 2026, stock-based compensation related to restricted share units of $0.6 million and $1.3 million, respectively, was capitalized to Thacker Pass (2025 - $0.3 million and $0.6 million).

4.
DEPARTMENT OF ENERGY LOAN FACILITY AND WARRANT OBLIGATIONS

The Department of Energy (the “DOE”) and the Company’s subsidiary, LN, executed a loan agreement on October 28, 2024 for a construction facility with a maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest for a total of $2.26 billion, provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”), to fund eligible construction costs of Thacker Pass through November 30, 2028. The DOE Loan was amended on December 20, 2024 to accommodate the formation of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”) and further amended on October 7, 2025, pursuant to an omnibus waiver, consent and amendment (as amended the “OWCA”), which reduced the expected total loan amount to $2.23 billion (reflecting estimated capitalized interest during construction of $256 million).

On January 30, 2026 (the “Issuance Date”), as required under the OWCA:

•
The Company issued to the DOE a warrant to purchase up to 18,268,687 common shares, which was equal to

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

5% of the Company’s outstanding total shares as of the Issuance Date, at an exercise price of $0.01 per share (the “LAC Warrant”), and the JV issued to the DOE a warrant to purchase 8,656,509,695 non-voting units of the JV, which was equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per unit (the “JV Warrant”). Each Warrant is exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the respective Warrants.
•
In connection with these issuances, the JV, the Company, 1339480 B.C. Ltd., LAC US Corp. (the “LAC JV Member”), GM and the DOE, entered into a Put, Call and Exchange Agreement (the “Put, Call and Exchange Agreement”), under which the DOE may require GM to purchase the JV Warrant (or cause the JV to do so) or, failing agreement on price, exchange it for Company common shares. GM has a corresponding call right following substantial completion of Thacker Pass.

Borrowings under the DOE ATVM Loan Program

The following table represents a reconciliation from the initial recognition of advances under the DOE Loan to June 30, 2026.

	Principal	Debt Issuance Costs	Net Outstanding
Initial recognition on October 20, 2025 [1]	$435,000	$(88,362)	$346,638
Deferred interest costs	3,761	-	3,761
Amortization of debt issuance costs	-	588	588
Balance, December 31, 2025	$438,761	$(87,774)	$350,987
Additional advances [2]	774,000	(157,224)	616,776
Deferred interest costs	17,390	-	17,390
Amortization of debt issuance costs	-	2,865	2,865
Balance, June 30, 2026	$1,230,151	$(242,133)	$988,018

1 First advance in the amount of $435.0 million bearing fixed contractual interest of 4.38%, with repayment beginning in January 2029.

2 Includes second advance on February 24, 2026 in the amount of $432.0 million bearing fixed contractual interest of 4.41% and third advance on June 3, 2026 of $342.0 million bearing fixed contractual interest of 4.76%, with repayment beginning in January 2029.

Deferred financing costs of $400.2 million were recognized with the signing of the OWCA and were initially recorded as an asset on the Consolidated Balance Sheets. The deferred costs included $394.1 million relating to the fair value at inception of the LAC Warrant and the JV Warrant and $6.1 million of costs paid to obtain the debt facility. The deferred financing costs are reclassified against the DOE Loan liability in proportion to the amounts borrowed in relation to total borrowings expected under the facility. These costs are amortized as interest costs over the term of the borrowing using the effective interest rate method and are capitalized to Thacker Pass. The effective interest rate after giving effect to the amortization of the portion of deferred financing costs was approximately 6.36% on the first advance, 6.45% on the second advance, and 6.89% on the third advance.

The DOE Loan contains a variety of financial and non-financial compliance covenants. In the event of noncompliance with certain covenants, the DOE has the right to terminate the facility and demand any outstanding amounts immediately due and payable. The Company was in compliance with all covenants at June 30, 2026 and December 31, 2025.

Warrant obligations

On October 7, 2025, in accordance with obligations under the OWCA, the Company recorded financial liabilities related to the LAC Warrant, the JV Warrant and the Put, Call and Exchange Agreement.

The following table represents a reconciliation from the initial recognition of the obligations pursuant to the LAC Warrant and the JV Warrant to the fair value of the warrant obligations at June 30, 2026.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	LAC Warrant Obligation	JV Warrant Obligation	Total Warrant Obligation
Initial recognition on October 7, 2025	$143,391	$250,725	$394,116
Gain on change in fair value	(59,595)	(100,430)	(160,025)
Balance, December 31, 2025	$83,796	$150,295	$234,091
Loss/(gain) on change in fair value	4,990	(9,876)	(4,886)
LAC Warrant issued	(88,786)	-	(88,786)
Balance, June 30, 2026	$-	$140,419	$140,419

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

Obligations pursuant to the JV Warrant and the Put, Call and Exchange Agreement

At October 7, 2025, December 31, 2025 and June 30, 2026, the obligation related to the JV Warrant was recorded as a financial liability, as the obligation was with respect to 5% of the JV’s total units, as if the JV Warrant had been exercised for the underlying units to be determined at a future date and, accordingly, was not considered indexed solely to the Company’s equity. The Company accounted for the JV Warrant based on the contractual terms and agreement in principle between parties, including the put, call and conversion features therein, upon the execution of the OWCA on October 7, 2025. These terms were consistent with those included in the JV Warrant subsequently executed on January 30, 2026.

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

5.
JOINT VENTURE WITH GENERAL MOTORS

On October 15, 2024, the Company and GM entered into an investment agreement (“Investment Agreement”) to establish a joint venture for the purpose of funding, developing, constructing and operating Thacker Pass as described in Note 4 to the Fiscal 2025 Annual Financial Statements. As of the closing of the JV in December 2024, and as at June 30, 2026, the Company owned a 62% majority equity interest in the JV and operates the JV through its majority voting rights and a management services agreement under which the Company provides executive level, administrative and other services to the JV. As at June 30, 2026, GM owned a 38% interest in the JV and the DOE owned the JV Warrant.

As described in Note 4 to the Fiscal 2025 Annual Financial Statements, on August 5, 2025, the $195.0 million Letter of Credit was issued for the benefit of Citibank, N.A. in its capacity as collateral agent under the DOE Loan, and on October 7, 2025, the Company and GM entered into an amendment to GM’s Phase 1 lithium offtake agreement.

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

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The net assets, respective interests and non-controlling interest of Lithium Nevada Ventures as of June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Assets	$2,753,406	$2,059,293
Liabilities	(1,352,241)	(670,097)
Net assets	$1,401,165	$1,389,196

GM’s non-controlling interest	$532,443	$527,895
The Company’s controlling interest	868,722	861,301
Net assets	$1,401,165	$1,389,196

Non-controlling interest in Lithium Nevada Ventures
Balance at beginning of period	$527,895	$310,336
GM final investment decision capital contribution	-	110,804
Capital contribution to Lithium Nevada Ventures LLC	-	70,930
Non-controlling interests share of income [1]	4,548	35,825
Balance at end of period	$532,443	$527,895

1
The Company allocates income and net assets between the controlling and non-controlling interests based on a hypothetical liquidation at book value.

The assets of the JV, including cash and restricted cash of $530.3 million and $412.6 million at June 30, 2026 and December 31, 2025, respectively, can only be used to settle the obligations of the JV and are not available to the Company for general corporate purposes.

The Company’s maximum exposure to loss includes (i) the carrying value of the Company’s interest as shown in the table above; (ii) as the DOE Loan is funded, (a) all costs necessary to achieve completion of construction of Thacker Pass; and, (b) all outstanding borrowings and interest thereon under the DOE Loan; and (iii) costs associated with the management services agreement and incentive compensation for personnel involved in the JV, to the extent such amounts cannot be supported by the operations of the JV ($15.1 million at June 30, 2026 and $9.2 million at December 31, 2025).

6.
ACCRUED LIABILITIES

Accrued liabilities are comprised of the following items:

	June 30, 2026	December 31, 2025
Trade accruals	$123,713	$72,843
Employee related benefits	3,740	10,598
Total	$127,453	$83,441

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

7.
LEASE LIABILITIES

Lease liabilities include the following:

	June 30, 2026	December 31, 2025
Finance Leases
Vehicle and equipment leases	$5,091	$4,758
Operating Leases
Office leases	646	699
Land lease	74	73
Current portion of lease liabilities	$5,811	$5,530

Finance Leases
Vehicle and equipment leases	$8,184	$9,471
Operating Leases
Office leases	5,967	4,371
Land lease	1,835	1,826
Non-current portion of lease liabilities	$15,986	$15,668

8.
CONVERTIBLE DEBT, ROYALTY AND PRODUCTION PAYMENT ARRANGEMENTS

On April 1, 2025 (the “Orion Closing Date”), the Company closed a $250.0 million strategic investment from fund entities managed by Orion Resource Partners LP (collectively “Orion”) for the development and construction of Thacker Pass (the “Orion Investment”). Orion purchased $195.0 million in aggregate principal amount of senior unsecured convertible notes (the “Notes”) and entered into a production payment agreement (“PPA”) for $25.0 million under which payments correspond to minerals processed and gross revenue from Thacker Pass. Under the PPA, Orion is entitled to fixed and variable production payments with respect to the first 41,500 tonnes of lithium processed at Thacker Pass annually, subject to certain adjustments.

The Notes mature on April 1, 2030 and accrue interest at 9.875% annually, payable quarterly in arrears in cash or, at the Company’s option, by capitalizing to principal. The Notes are convertible at the holder’s option at any time prior to maturity at an initial conversion price of $3.78 per share, subject to certain adjustments. In October 2025, Orion converted $97.5 million of principal, and the Company issued 25.8 million common shares to Orion, with future interest payable reduced pro rata.

Orion has committed to purchase an additional $30.0 million in aggregate principal amount of Notes within two years of the Orion Closing Date (the “Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company. As of June 30, 2026, the Company had not issued the Delayed Draw Notes.

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

Convertible Debt

The following reconciliation includes initial recognition of the components of the Orion Investment and activity to June 30, 2026:

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	Convertible Debt				Production Payment
	Principal	Unamortized Discount	Embedded Derivative	Total Convertible Debt	Principal
Initial recognition on April 1, 2025	$195,000	$(104,399)	$97,200	$187,801	$23,953
Deferred interest cost	12,978	-	-	12,978	-
Discount amortization	-	3,403	-	3,403	5,731
Loss on embedded derivative	-	-	166,743	166,743	-
Derecognition on conversion to common shares	(97,500)	48,167	(161,575)	(210,908)	-
Balance, December 31, 2025	$110,478	$(52,829)	$102,368	$160,017	$29,684
Deferred interest cost	5,522	-	-	5,522	-
Discount amortization	-	2,170	-	2,170	4,564
Gain on embedded derivative	-	-	(20,008)	(20,008)	-
Balance, June 30, 2026	$116,000	$(50,659)	$82,360	$147,701	$34,248

The effective interest rate was 26.4% and 27.0% for the Notes and PPA, respectively, for the six months ended June 30, 2026.

Production Payment Agreement and Royalty

	June 30, 2026	December 31, 2025
Production Payment Agreement	$34,248	$29,684
Royalty	21,386	21,160
Total	$55,634	$50,844

9.
STOCKHOLDERS’ EQUITY

Common Stock – At-the-Market (“ATM”) Program

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

On March 19, 2026, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250.0 million (the “March 2026 ATM Program”). As of June 30, 2026, the Company had sold 13.0 million common shares at an average price of $5.36 per share, for net proceeds of $68.5 million after sales agent's commission and other expenses (Note 16).

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

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Equity Incentive Plan

On October 3, 2023, the Company adopted an equity incentive plan (the “Plan”), which includes stock options, restricted share units, deferred share units, and performance share units up to an aggregate total of 8.9% of the Company’s issued and outstanding common stock. On June 11, 2025, the Company's shareholders approved an amended and restated Plan that, among other changes, increased the maximum number of common shares available for issuance under the Plan by 14 million common shares. All instruments issued under the Plan are classified as equity and presented in Common stock.

10.
NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to the Company’s shareholders by the weighted-average number of common shares outstanding during the period, which includes shares issuable for little to no consideration upon the exercise of the LAC Warrant subsequent to being equity-classified. Diluted net income (loss) per share is computed similar to basic income (loss) per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of equity instruments, if dilutive. Potentially dilutive common shares include those under share-based payment arrangements (stock options, restricted share units, deferred share units, and performance share units) and the Orion convertible debt (Note 8).

11.
GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the Company’s general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Salaries, benefits and directors’ fees	$3,473	$2,489	$7,331	$4,757
Stock-based compensation	1,984	1,619	4,122	2,652
Professional fees	1,773	1,338	4,173	2,698
Office and administration	1,461	1,717	3,132	3,003
Other [1]	6,448	685	7,478	1,255
Total	$15,139	$7,848	$26,236	$14,365

1
For the three and six months ended June 30, 2026, Other includes a $5.4 million contribution made by the Company to the Fort McDermitt Paiute and Shoshone Tribe’s Building Fund, in accordance with its obligations under the Community Benefits Agreement.

12.
TRANSACTION COSTS

The Company has expensed transaction costs in relation to the following transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
DOE Loan	$-	$-	$1,001	$150
GM’s non-controlling interest related to the JV	-	8,958	-	8,958
Convertible debt Embedded Derivative	-	4,379	-	4,379
Other financing activities	-	-	-	4,152
Total	$-	$13,337	$1,001	$17,639

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

13.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Interest received	$17,840	$2,728
Interest paid	$(554)	$(721)
Non-cash investing and financing activities
Total non-cash additions to mineral properties, plant and equipment composed of:	$158,564	$59,924
Right-of-use assets obtained in exchange for new finance lease liabilities	1,511	-
Capitalization of stock-based compensation	1,311	626
Capitalization of depreciation	43,347	2,419
Capitalization of interest on the Orion Investment	12,256	7,638
Capitalization of interest on the DOE Loan	20,255	-
Capitalization of other non-cash interest	226	221
Deposits on long-lead equipment and other long-term prepaids	-	24,058
Other non-cash transactions including working capital changes	79,658	24,962
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,020	$34
Settlement of LAC Warrant obligation through issuance of equity-classified warrants	$88,786	$-

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

(b)
Measurement of fair value

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified in the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The fair value hierarchy establishes three levels to classify the significance of inputs to valuation techniques used in making fair value measurements of all financial assets and liabilities. At June 30, 2026 and December 31, 2025, there were no financial assets and financial liabilities measured and recognized at fair value on a non-recurring basis subsequent to initial recognition.

The following table identifies the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. The carrying value is equal to the fair value at each date reported.

		Fair Value at
	Category	June 30, 2026	December 31, 2025
Financial assets
Investment in Green Technology Metals Limited [1]	Level 1	$174	$365
Investment in Ascend Elements, Inc. [2]	Level 3	-	4,498
		$174	$4,863
Financial liabilities
LAC Warrant obligation (Note 4) [3]	Level 3	$-	$83,796
JV Warrant obligation (Note 4) [4]	Level 3	140,419	150,295
Embedded Derivative - conversion feature (Note 8) [5]	Level 3	82,360	102,368
		$222,779	$336,459

1
A loss on change in fair value of $0.1 million (2025 - $0.2 million) and a loss on change in fair value of $0.2 million (2025 - $0.4 million) was recognized in the Condensed Consolidated Interim Statements of Income (Loss) for the three and six-month periods ended June 30, 2026,

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

respectively.
2
At March 31, 2026, the Company determined the fair value of the investment was $nil based on a review of Ascend Elements’ public disclosures, which indicated there was significant uncertainty regarding the recovery of the Company’s investment. A loss on change in fair value of $nil (2025 - $0.1 million) and loss on change in fair value of $4.5 million (2025 - $1.8 million) was recognized in the Condensed Consolidated Interim Statements of Income (Loss) for the three and six-month periods ended June 30, 2026, respectively.
3
The fair value of the LAC Warrant, immediately prior to the issuance of the warrants on January 30, 2026, was $88.8 million, calculated using Level 3 inputs and represents the intrinsic value using a share price of $4.87 at January 30, 2026 and the assumed exercise price of $0.01 per share. For the six months ended June 30, 2026, a loss on change in fair value of $5.0 million was recognized in the Condensed Consolidated Interim Statements of Income (Loss). As described in Note 4, the LAC Warrant obligation was reclassified to equity on January 30, 2026. The fair value of the LAC Warrant at December 31, 2025 was calculated using Level 3 inputs and represents the intrinsic value using a share price of $4.36, assumed exercise price of $0.01 per share and estimates of the impact of increases to equity prior to the number of shares being fixed at the time of issuance of the warrant certificates.
4
The fair value of the JV Warrant, inclusive of the Put, Call and Exchange Agreement obligations, was calculated using Level 3 inputs, including the implied value of the underlying non-voting units, calculated by reference to the market capitalization of the Company’s common shares and the estimated fair value of assets and liabilities of the Company other than its interest in Lithium Nevada Ventures (at the valuation dates, as well as the estimate of time value based on the assumed exchange ratio of 7.82% at June 30, 2026 and at December 31, 2025 and the estimated impacts of anticipated future increases in net assets above the JV). For the three and six months ended June 30, 2026, a gain on change in fair value of $4.5 million and $9.9 million, respectively, was recognized in the Condensed Consolidated Interim Statements of Income (Loss).
5
The fair value of the conversion derivative was determined using a Partial Differential Equation method with the following inputs and assumptions at June 30, 2026: expected volatility of 46%, share price of $3.85, risk-free rate of 3.9% and no expected dividends. For the three and six months ended June 30, 2026, respectively, a gain on change in fair value of $5.7 million (2025 - $6.8 million) and a gain on change in fair value of $20.0 million (2025 - $6.8 million) were recognized in the Condensed Consolidated Interim Statements of Income (Loss).

The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of June 30, 2026 and December 31, 2025, this includes the following:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Royalty obligation (Note 8) [1]	$21,386	$15,527	$21,160	$13,699
Production payment obligation (Note 8) [2]	34,248	33,320	29,684	32,717
Convertible Debt host (Note 8) [3]	65,341	69,346	57,649	62,367
DOE Loan (Note 4) [4]	988,018	735,144	350,987	301,630
Total	$1,108,993	$853,337	$459,480	$410,413

1
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 26.4% at June 30, 2026 (December 31, 2025 - 26.1%).
2
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 27.0% at June 30, 2026 (December 31, 2025 - 26.8%).
3
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 26.4% at June 30, 2026 (December 31, 2025 - 26.1%).
4
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 9.9% at June 30, 2026 (December 31, 2025 - 8.0%).
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

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

	2026	2027	2028	2029	2030	Thereafter
Long-lead equipment	$9,487	$868	$5,212	$5,212	$5,212	$9,555
Infrastructure	-	3,413	20,477	20,477	20,477	206,539
Service contracts	32,098	37,682	-	-	-	-
Other	-	5,150	1,175	-	-	-
Total	$41,585	$47,113	$26,864	$25,689	$25,689	$216,094

16.
SUBSEQUENT EVENTS

Common Stock – At-the-Market Program

Subsequent to June 30, 2026, the Company issued and sold 1.1 million common shares at an average price of $3.87 per share pursuant to the March 2026 ATM Program, for net proceeds of $4.2 million after sales agent’s commission and other expenses.

Yorkville Convertible Debentures

On August 5, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with YA II PN, Ltd., an affiliate of Yorkville Advisors Global, LP (“Yorkville”), for up to $175 million in aggregate principal amount of subordinated convertible debentures (the “Yorkville Debentures”). At the initial closing, the Company has agreed to issue $150 million in Yorkville Debentures. The Company retains the right to issue up to an additional $25 million in Yorkville Debentures in one or more subsequent closings at its discretion, subject to conditions as further described in the Purchase Agreement.

The Yorkville Debentures mature 5 years after each funding date and accrue interest at 5% per annum. The interest rate increases to 7.50% during the initial two-year period, and to 15% after two years, in each case if certain specified events occur (including if the stock price falls below the floor price for a specified period, if the registration statement is unavailable for an extended period, or if the exchange cap is substantially exhausted). The Yorkville Debentures are convertible at the holder’s option at a conversion price equal to the lower of (i) a fixed price (which shall be the higher of 140% of the NYSE official closing price on the day prior to the date of issuance and $3.79), or (ii) 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of conversion, subject to a floor price equal to 50% of the NYSE official closing price on the day prior to the date of issuance (which shall be reduced in certain circumstances, but in no event to less than 20% of such price). Subject to certain repayment limitations while convertible notes remain outstanding to Orion, the Company may redeem the Yorkville Debentures after 181 days at a 10% premium. Upon a change of control, subject to repayment limitations, Yorkville may require the Company to repurchase the Yorkville Debentures at a 10% premium. The Yorkville Debentures are subordinated to the Company’s obligations under the Notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the Company’s financial condition and results of operations and should be read in conjunction with the Company’s unaudited condensed consolidated interim financial statements and the notes thereto for the three and six months ended June 30, 2026 and audited consolidated financial statements and the notes thereto for the years ended December 31, 2025 and 2024 (“FY 2025” and “FY 2024,” respectively). The financial information in this MD&A is derived from the unaudited condensed consolidated interim financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used, please refer to the discussion under “Use of Non-GAAP Financial Measures and Reconciliations.” This item should be read in conjunction with the Company’s unaudited condensed consolidated interim financial statements and the notes thereto included in this Form 10-Q.

The Company’s fiscal year is the 12-month period ending December 31. All references to “Q2 2026” and “Q2 2025” are to the fiscal quarters for the three-month periods ended June 30, 2026 and June 30, 2025, respectively. All references to “YTD Q2 2026” and “YTD Q2 2025” are to the six-month periods ended June 30, 2026 and June 30, 2025, respectively. Amounts stated in this MD&A are in United States dollars, unless otherwise indicated.

COMPANY BACKGROUND

Lithium Americas Corp. (the “Company”) is principally focused on development of Thacker Pass (“Thacker Pass” or the “Project”) a sedimentary-based lithium project located in the McDermitt Caldera in Humboldt County in north-western Nevada, U.S. Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between General Motors Holdings LLC (“GM”) and the Company (together, the “JV Partners”). As of August 12, 2026, the Company owned a 62% interest in Thacker Pass and managed the Project, GM owned a 38% interest in Thacker Pass, and the DOE owned a warrant to purchase 8,656,509,695 non-voting units of the JV, which was equal to a 5% economic interest in the JV on January 30, 2026 (the “Issuance Date”), at an exercise price of $0.0001 per unit (the “JV Warrant”). The JV is consolidated in the unaudited condensed consolidated interim financial statements of the Company.

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

The Company’s head office and principal address is Suite 3260, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

Q2 2026 AND SUBSEQUENT TO Q2 2026 HIGHLIGHTS

•
As of June 30, 2026, the Company had approximately $1.3 billion total cash and restricted cash, including $530.3 million at the Thacker Pass JV level.
o
On March 19, 2026, the Company entered into an at-the-market (“ATM”) equity program, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250 million (the “March 2026 ATM Program”). Net proceeds received from the March 2026 ATM Program may be used for general corporate purposes, which may include funding of corporate and project overhead, capital expenditures, debt repayment, and working capital. As of June 30, 2026, the Company issued and sold 13.0 million common shares at an average price of $5.36 per share for aggregate net proceeds of $68.5 million after sales agent’s commission and other expenses. Subsequent to Q2 2026, the Company issued and sold 1.1 million common shares at an average price of $3.87 per share for aggregate net proceeds of $4.2 million after sales agent’s commission and other expenses.
o
On June 3, 2026, the Company received its third advance on the U.S. Department of Energy (the “DOE”) loan (“DOE Loan”) of $342 million. Cumulative advances total $1.209 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

o
On August 5, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with YA II PN, Ltd., an affiliate of Yorkville Advisors Global, LP (“Yorkville”), for up to $175 million in aggregate principal amount of subordinated convertible debentures (the “Yorkville Debentures”). At the initial closing, the Company has agreed to issue $150 million in Yorkville Debentures. The Company retains the right to issue up to an additional $25 million in Yorkville Debentures in one or more subsequent closings at its discretion, subject to conditions as further described in the Purchase Agreement. See Note 16 – Subsequent Events – Yorkville Convertible Debentures and Yorkville Advisors below for further discussion.
o
As of August 12, 2026, the Company had 363,042,943 shares issued and outstanding.
•
The Company continues to progress major construction of the processing plant at Thacker Pass Phase 1, targeting mechanical completion in late 2027. As of June 30, 2026:
o
3.42 million workhours were completed without a serious injury or lost-time incident, with a total recordable incident frequency rate of 0.58.
o
$1.8 billion of construction capital and other project-related costs had been capitalized, of which $1.6 billion is part of the total capital expenditure (“Capex”) estimate of $2.93 billion per the Company’s Technical Report entitled “NI 43-101 Technical Report on the Thacker Pass Project Humboldt County, Nevada, USA,” effective December 31, 2024 (“Technical Report”). The Company continues to target a total Capex range of $1.3 billion to $1.6 billion for Thacker Pass Phase 1 for fiscal year 2026. See Capital Expenditure and 2026 Capex Guidance below for details.
o
Detailed engineering design completed surpassed 95%, while procurement exceeded 80%, including the shipment of major plant materials and equipment.
o
Over 1,600 personnel were on site, and on-site personnel levels are expected to increase to over 2,000 in the second half of 2026.
o
Over 1,500 workers were residing at the Company’s all-inclusive housing facility in Winnemucca (the “Workforce Hub” or “WFH”).
•
Long-lead equipment continued arriving at Thacker Pass and the fabrication yard in Winnemucca. Outstanding long-lead items are expected to be delivered throughout 2026, along with other equipment and construction materials.
o
Over 85% of the structural steel for Thacker Pass, which is sourced from the United Arab Emirates, is in transit or has arrived on site at Thacker Pass or the laydown yard in Winnemucca. The balance is expected in Q3 2026. The Company and Bechtel have worked with the steel supplier to minimize the impact of the Middle East conflict, including the closure of the Strait of Hormuz, on the fabrication and shipment of steel to Thacker Pass. The Company has successfully re-routed steel through the Port of Jeddah.
•
Development milestones achieved at Thacker Pass during Q2 2026 include:
o
Completing upgrades to the high voltage power line connecting Thacker Pass to the local power grid.
o
Placement of the first Electrical Room, 115kV Power Transformer and Control Enclosures.
o
Progressing structural steel at the Filter Building, Magnesium Sulfate Building and the Lithium Carbonate Building.
o
Deliveries of approximately 100 prefabricated pipe rack modules, with pre-installed piping manufactured in Winnemucca. Deliveries are expected to continue throughout Q3 2026.
o
Commencement and continuation of key equipment installation at the following facilities:
▪
Lithium Carbonate Crystallizer: Bicarbonate Reactor;
▪
Magnesium Sulfate Building: Turbo Fans, Stage 4 Crystallizer;
▪
Filter Building: Air Compressors and Receivers, Conveyor Tail Pulleys, Neutralization Filter Discharge Conveyors;

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

▪
Countercurrent Decantation and Run-of-Mine areas: Thickener Steel and Shell Plates;
▪
Sulfuric Acid Plant: Fin Fan Coolers, SS Converter, Steam Turbine Generator, Main Compressor, Cold Interpass Heat Exchanger, Hot Interpass Heat Exchanger and the 198-foot-tall Duplex Plant Stack.
•
The following are expected development milestones for the second half of 2026:
o
All main concrete required at the site is expected to be completed.
o
Early commissioning of utilities in the individual plants is expected to commence.
o
Given the advanced level of detailed engineering achieved, the Company has commenced a definitive capital estimate, targeting completion by the end of Q3 2026. Advanced engineering and procurement is expected to enable the team to estimate remaining quantities and materials with higher confidence. The Company will use current data to assess remaining labor needs and productivity rates for the estimate and will incorporate recent and unexpected developments, including implications from tariffs, conflicts in the Middle East, fuel prices, and other inflationary increases not included in the total Capex estimate of $2.93 billion per the Company’s Technical Report. During Q2 2026, the cost environment for activities associated with Thacker Pass was also unfavorably impacted by items such as: reduced open sea lane availability, reductions in the availability of U.S. fabrication capacity, constraints in U.S. logistics, further inflationary pressures as well as an increasingly competitive skilled labor market. Further, total associated tariff exposure, the majority of which is expected to be incurred during 2026, is estimated between $80 million and $100 million.
•
Construction at the Company’s Transload Terminal (“TLT”) west of Winnemucca continues. In Q2 2026, the general site and railroad grading were completed and installation of rail stabilization (geo-membrane) and sub-ballast commenced. Completion of the TLT is targeted in 2027 to align with startup at Thacker Pass. The TLT is approximately 60 miles from Thacker Pass, adjacent to the rail line, and is intended to support operations by serving as a critical logistics hub for the operation’s reagents.
•
During Q2 2026, the Company delivered a $5.0 million commitment to the Fort McDermitt Paiute and Shoshone Tribe’s Building Fund, in accordance with its obligations under the Community Benefits Agreement. The funds will support plans to rebuild a Travel Plaza, which was lost to fire in September 2020. An additional $0.4 million has been contributed to the tribe for workforce training, cultural monitoring and administrative purposes.

CAPITAL EXPENDITURE AND 2026 CAPEX GUIDANCE

As of June 30, 2026, a total of $1.8 billion of construction capital costs and other project-related costs had been capitalized, of which $1.6 billion is part of the total Capex estimate of $2.93 billion per the Company’s Technical Report. The Company continues to target a total Capex range of $1.3 billion to $1.6 billion for Thacker Pass Phase 1 for fiscal year 2026.

The table below summarizes Capex in the three and six months ended June 30, 2026, cumulative Capex to June 30, 2026, as well as the Company’s 2026 Capex guidance.

(in US$ millions, except as noted)	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	Fiscal Year 2026 Capex Guidance	Cumulative to June 30, 2026
Thacker Pass Phase 1 construction costs included in the total $2.93 billion Capex estimate [1,2]	$483.6	$759.1	$1.2 - $1.5 billion	$1,621.7
Other capitalized development costs for Thacker Pass [3]	7.1	15.4	30.0 - 40.0	108.5
Capitalized interest, including the Orion Notes and DOE Loan	17.2	27.9	45.0 - 55.0	54.9
Total	$507.9	$802.4	$1.3 - $1.6 billion	$1,785.1
1
Thacker Pass Phase 1 construction costs cumulative to June 30, 2026 and those estimated for fiscal year 2026, do not include $19.5 million and $8.0 million, respectively, of community contributions that are required to be expensed under U.S. GAAP, though these were included in the $2.93 billion

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Capex estimate per the Company’s Technical Report.
2
Thacker Pass Phase 1 construction costs cumulative to June 30, 2026, and those estimated for fiscal year 2026, include actual tariffs incurred through June 30, 2026. Thacker Pass Phase 1 construction costs estimate for fiscal year 2026 also include estimated tariff exposure, primarily for equipment and construction materials sourced from Canada, China, India, UAE, Turkey and the European Union. The Company has been working toward limiting the effect of any potential tariffs on its construction supply chain, with approximately 75% of the total capital project cost structure related to labor, contractors and other services not expected to be directly affected by any potential tariffs. The Company continues to closely monitor potential tariff exposure; however, changes in tariffs and trade restrictions can be announced with little or no advance notice.
3
Other capitalized development costs are required to be capitalized under U.S. GAAP, though these were not included in the $2.93 billion Capex estimate per the Company’s Technical Report.

MATERIAL RELATIONSHIPS AND RELATED AGREEMENTS

DOE ATVM Loan Program

The DOE and the Company’s subsidiary, LN, executed the DOE Loan on October 28, 2024 for a construction facility with a maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest for a total of $2.26 billion, provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program, to fund eligible construction costs of Thacker Pass through November 30, 2028. The DOE Loan was amended on December 20, 2024 to accommodate the formation of Lithium Nevada Ventures, and further amended on October 7, 2025 pursuant to an omnibus waiver, consent and amendment (as amended, the “OWCA”), which reduced the expected total loan amount to $2.23 billion (reflecting lower estimated capitalized interest during construction of $256 million).

On January 30, 2026, as required under the OWCA:

•
The Company issued to the DOE a warrant to purchase up to 18,268,687 common shares (the “LAC Warrant”), which was equal to 5% of the Company’s outstanding total shares as of the Issuance Date, at an exercise price of $0.01 per share, and the JV issued to the DOE the JV Warrant to purchase 8,656,509,695 non-voting units of the JV (together with the LAC Warrant, the “Warrants”), which was equal to a 5% economic interest in the JV as of the Issuance Date, at an exercise price of $0.0001 per unit. Each Warrant is exercisable for ten years from the Issuance Date, subject to customary anti-dilution adjustments and other terms set forth in the respective Warrant.
•
In connection with these issuances, the JV, the Company, 1339480 B.C. Ltd., LAC US Corp. (the “LAC JV Member”), GM and the DOE, entered into a Put, Call and Exchange Agreement (the “Put, Call and Exchange Agreement”), under which the DOE may require GM to purchase the JV Warrant (or cause the JV to do so), or, failing agreement on price, exchange it for Company common shares. GM has a corresponding call right following substantial completion of Thacker Pass.

As of August 12, 2026, the Warrants had not been exercised.

Periodic repayments of principal and interest on the DOE Loan commence January 20, 2029, which has a maturity date of July 20, 2048. Prepayment is permitted at any time, subject to certain conditions.

As of June 30, 2026, the Company received advances under the DOE Loan of $435.0 million on October 20, 2025, $432.0 million on February 24, 2026, and $342.0 million on June 3, 2026.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

General Motors Equity Investment, Joint Venture and Offtake

On October 15, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with GM to establish a JV for the purpose of funding, developing, constructing and operating Thacker Pass (the “JV Transaction”). The JV Transaction closed on December 23, 2024, prior to which the Company transferred its interest and certain other assets into Lithium Nevada Ventures. Under the Investment Agreement, GM acquired a 38% asset-level ownership stake in Thacker Pass for $625.0 million in total cash and letters of credit, including $430.0 million of direct cash funding to the JV for Phase 1 construction and a $195.0 million letter of credit facility (“LC Facility”) for DOE Loan reserve account collateral (issued for the benefit of Citibank, N.A. in its capacity as collateral agent under the DOE Loan on August 5, 2025).

GM is required to purchase lithium production from Thacker Pass Phase 1, equal to 20% of GM’s specific lithium requirements, up to 100% of Phase 1 production volume (“Phase 1 Offtake Agreement”), extended to 20 years concurrently with the DOE Loan closing. GM also entered into an additional 20-year offtake agreement for up to 38% of Phase 2 volumes (“Phase 2 Offtake Agreement” and, together with the Phase 1 Offtake Agreement, the “Offtake Agreements”), retaining a right of first offer on the remaining Phase 2 balance.

On October 7, 2025, in connection with the OWCA, the Company and GM agreed to amend the Offtake Agreements to, among other things, accelerate delivery dates for annual forecasts, extend the initial forecast period from two to three years (with the second and third years non-binding), require the JV to prioritize GM’s volume requirements, cap third-party commitments based on the difference between production and purchase forecasts, cap GM’s forecast growth at 20% year-over-year during the first five years, and provide GM with a profit true-up right if relinquished volumes are later needed at higher third-party costs.

If the DOE exercises the JV Warrant in full, the JV economic interests would (prior to funding of the additional $120 million DOE Loan reserve accounts as required within 12 months of the OWCA) be 59% the Company (which continues as manager of the Project), 36% GM, and 5% DOE, with voting interest unchanged at 62% and 38% for Lithium Americas and GM, respectively. The DOE has observer rights at JV Board meetings for so long as it holds the JV Warrant or non-voting JV units. The DOE and GM have certain rights under the Put, Call and Exchange Agreement that may result in ownership adjustments.

Orion Resource Partners

On April 1, 2025 (the “Orion Closing Date”), the Company closed a $250.0 million strategic investment (the “Orion Investment”) from fund entities managed by Orion Resource Partners LP (collectively, “Orion”) for the development and construction of Thacker Pass.

Orion purchased $195.0 million in aggregate principal amount of senior unsecured convertible notes (the “Notes”) and entered into a production payment agreement (“PPA”) for $25.0 million, under which payments correspond to minerals processed and gross revenue from Thacker Pass (together, the Notes and PPA represent an initial investment of $220.0 million). Orion has committed to purchase an additional $30.0 million in aggregate principal amount of Notes within two years of the Orion Closing Date (the “Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company.

The Notes mature on April 1, 2030 and accrue interest at 9.875% annually, payable quarterly in arrears in cash or, at the Company’s option, by capitalizing to principal. The Notes are convertible at the holder’s option at any time prior to maturity at an initial conversion price of $3.78 per share, subject to certain adjustments. In October 2025, Orion converted $97.5 million of principal, and the Company issued 25.8 million common shares to Orion, with future interest payable reduced pro rata.

Under the PPA, Orion is entitled to fixed and variable production payments on the first 41,500 tonnes of lithium processed at Thacker Pass annually, subject to certain adjustments.

Yorkville Advisors

On August 5, 2026, the Company entered into the Purchase Agreement with Yorkville for the Yorkville Debentures. At the initial closing, the Company has agreed to issue $150 million in Yorkville Debentures. The Company retains the right to

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

issue up to an additional $25 million in Yorkville Debentures in one or more subsequent closings at its discretion, subject to conditions as further described in the Purchase Agreement.

The Yorkville Debentures mature 5 years after each funding date and accrue interest at 5% per annum. The interest rate increases to 7.50% during the initial two-year period, and to 15% after two years, in each case if certain specified events occur (including if the stock price falls below the floor price for a specified period, if the registration statement is unavailable for an extended period, or if the exchange cap is substantially exhausted). The Yorkville Debentures are convertible at the holder’s option at a conversion price equal to the lower of a fixed price (which shall be the higher of 140% of the NYSE closing price on the day prior to the initial closing and $3.79) or a variable price (95% of the lowest daily VWAP during the five trading days prior to conversion), subject to a floor price equal to 50% of the NYSE official closing price on the day prior to the date of issuance (which shall be reduced in certain circumstances, but in no event to less than 20% of such price). Subject to certain repayment limitations while convertible notes remain outstanding to Orion, the Company may redeem the Yorkville Debentures after 181 days at a 10% premium. Upon a change of control, Yorkville may require repurchase at a 10% premium. The Yorkville Debentures are subordinated to the Company’s obligations under the Notes.

Department of War Grant

In August 2024, the Company received approval for a $11.8 million grant from the U.S. Department of War (previously known as the Department of Defense) to support local power infrastructure upgrades and construction of a transloading facility. At June 30, 2026, $6.6 million of eligible costs had been incurred and $5.2 million remained available.

RESULTS OF OPERATIONS

The selected consolidated financial information set out below has been derived from the Company's audited consolidated annual financial statements for FY 2025 and unaudited condensed consolidated interim financial statements for Q2 2026 and should be read in conjunction with those consolidated financial statements and the related notes thereto.

The Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

The following table provides a summary of the Company’s unaudited condensed consolidated interim statements of income (loss) for YTD Q2 2026 compared with YTD Q2 2025.

	For the Six Months Ended June 30,
(in US$ millions except for share amounts)	2026	2025	Change
Net income (loss)	$6.3	$(24.8)	$31.1
Net income (loss) attributable to LAC stockholders	1.7	(23.1)	24.8
Net income (loss) per share – basic - attributable to common stockholders	0.00	(0.11)	0.11
Net income (loss) per share - diluted - attributable to common stockholders	(0.07)	(0.11)	0.04

Net income (loss) comprised of:
General and administrative expenses	$(26.2)	$(14.4)	$(11.8)
Transaction costs	(1.0)	(17.6)	16.6
Gain/(loss) on financial instruments measured at fair value:
Gain on LAC Warrant and JV Warrant obligations	4.9	-	4.9
Gain on convertible debt and conversion feature	20.0	6.8	13.2
Loss on financial instruments measured at fair value	(4.7)	(2.2)	(2.5)
Other income	13.3	2.7	10.6

General and administrative expenses increased to $26.2 million in YTD Q2 2026 (YTD Q2 2025 - $14.4 million) due to increased hiring, share-based compensation, community investment, and regulatory and professional fees supporting expanded operations.

Transaction costs decreased to $1.0 million in YTD Q2 2026 (YTD Q2 2025 - $17.6 million). YTD Q2 2026 costs primarily related to advisory and professional fees for the LAC Warrant and JV Warrant issuances on January 30, 2026, while YTD

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Q2 2025 costs primarily related to the Orion Investment and advisory fees due upon achieving the final investment decision (“FID”) for Thacker Pass Phase 1.

The LAC Warrant and the JV Warrant were initially recognized as financial liabilities on October 7, 2025. A $5.0 million loss on change in fair value of the LAC Warrant was recognized in YTD Q2 2026 (YTD Q2 2025 - $nil), reflecting the increase in the Company’s share price from $4.36 on December 31, 2025 to $4.87 on January 30, 2026, when the LAC Warrant was issued and reclassified to equity. A $9.9 million gain on change in fair value of the JV Warrant, including obligations under the Put, Call and Exchange Agreement, was recognized in YTD Q2 2026 (YTD Q2 2025 - $nil), primarily reflecting the decrease in share price from $4.36 on December 31, 2025 to $3.85 on June 30, 2026.

A $20.0 million gain on change in fair value of the embedded derivative associated with the Notes (the “Embedded Derivative”) was recognized in YTD Q2 2026 (YTD Q2 2025 - $6.8 million), primarily reflecting the decrease in the Company’s share price from $4.36 at December 31, 2025 to $3.85 at June 30, 2026.

A $4.7 million loss on financial instruments measured at fair value was recognized in YTD Q2 2026 (YTD Q2 2025 - $2.2 million), primarily consisting of a $4.5 million loss on change in fair value of the Company’s investment in Ascend Elements, Inc. (“Ascend Elements”) (YTD Q2 2025 - $1.8 million loss). During YTD Q2 2026, the Company determined the fair value of the Ascend Elements investment was $nil based on public disclosures indicating significant uncertainty regarding recovery.

Other income for YTD Q2 2026 increased to $13.3 million (YTD Q2 2025 - $2.7 million), primarily due to higher interest income from increased balances in interest-generating bank accounts, driven largely by proceeds from the Company’s ATM programs.

The Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

The following table provides a summary of the Company’s unaudited condensed consolidated interim statements of income (loss) for Q2 2026 compared with Q2 2025.

	For the Three Months Ended June 30,
(in US$ millions except for share amounts)	2026	2025	Change
Net income (loss)	$1.7	$(13.2)	$14.9
Net income (loss) attributable to LAC stockholders	2.2	(12.4)	14.6
Net income (loss) per share – basic - attributable to common stockholders	0.01	(0.06)	0.07
Net income (loss) per share – diluted - attributable to common stockholders	(0.02)	(0.06)	0.04

Net income (loss) comprised of:
General and administrative expenses	$(15.1)	$(7.8)	$(7.3)
Transaction costs	-	(13.3)	13.3
Gain/(loss) on financial instruments measured at fair value:
Gain on JV Warrant obligation	4.5	-	4.5
Gain on convertible debt and conversion feature	5.7	6.8	(1.1)
Loss on financial instruments measured at fair value	(0.1)	(0.2)	0.1
Other income	6.7	1.4	5.3

General and administrative expenses increased to $15.1 million in Q2 2026 (Q2 2025 - $7.8 million) due to increased hiring, share-based compensation, community investment and regulatory and professional fees supporting expanded operations.

Transaction costs decreased to $nil in Q2 2026 (Q2 2025 - $13.3 million). Q2 2025 costs primarily related to third-party transaction costs for the Orion Investment and advisory fees due upon achieving FID for Phase 1 at Thacker Pass.

The JV Warrant was initially recognized as a financial liability on October 7, 2025. A $4.5 million gain on change in fair value of the JV Warrant, including obligations under the Put, Call and Exchange Agreement, was recognized in Q2 2026 (Q2 2025 - $nil), primarily reflecting the decrease in the Company’s share price from $3.95 on March 31, 2026 to $3.85 on June 30, 2026.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

A $5.7 million gain on change in fair value of the Embedded Derivative was recognized in Q2 2026 (Q2 2025 - $6.8 million), primarily reflecting the decrease in the Company’s share price from $3.95 at March 31, 2026 to $3.85 at June 30, 2026.

Other income increased to $6.7 million in Q2 2026 (Q2 2025 - $1.4 million), primarily due to higher interest income from increased balances in interest-generating bank accounts, driven largely by proceeds from the Company’s ATM programs.

Selected financial position information

(in US$ millions)	June 30, 2026	December 31, 2025	Change
Cash and restricted cash	$1,279.2	$905.6	$373.6
Mineral properties, plant and equipment, net	2,090.8	1,344.0	746.8
Total assets	3,535.9	2,579.0	956.9
Total liabilities	1,586.3	992.4	593.9

At June 30, 2026, total assets increased by $956.9 million from December 31, 2025, driven primarily by a $373.6 million increase in cash and restricted cash and a $746.8 million net increase in mineral properties, plant and equipment, partially offset by a $157.2 million decrease in deferred financing costs.

•
Cash and restricted cash increased primarily from DOE Loan advances and proceeds from the Company’s ATM programs, partially offset mainly by cash outflows related to Thacker Pass construction costs, general and administrative expenses, and transaction costs. DOE Loan advances are held in restricted bank accounts owned by LN and managed by a collateral agent.
•
Mineral properties, plant and equipment, net increased mainly due to continued development of Thacker Pass, including costs associated with completion of the WFH, on-going engineering and procurement activities, payments towards long-lead equipment as well as continued on-site construction works. In addition, in YTD Q2 2026, finance costs, related to Thacker Pass totaling $32.7 million including interest on the Orion Investment and DOE Loan advances, were capitalized.
•
Deferred financing costs decreased due to reclassification of $157.2 million in unamortized costs related to the second and third DOE Loan advances. Upon signing the OWCA, $400.2 million in transaction costs were recorded as an asset. As funds are advanced, these costs are allocated to the DOE Loan liability proportionally and amortized as interest over the loan term using the effective interest method, then capitalized to Thacker Pass.

At June 30, 2026, total liabilities increased by $593.9 million compared to December 31, 2025, primarily driven by the following:

•
a $637.0 million increase in the DOE Loan, reflecting advances of $774.0 million and $17.4 million of interest costs, net of $157.2 million of amortized deferred financing costs; and
•
an $83.8 million decrease in the LAC Warrant obligation, reflecting the $88.8 million fair value reclassified to equity on January 30, 2026, partly offset by a $5.0 million loss recognized for the fair value increase from December 31, 2025 to January 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES

The Company has recurring net operational losses (excluding non-cash net gains on financial instruments measured at fair value) and negative operating cash flows and expects to continue operating at an operating loss for the foreseeable future while Thacker Pass Phase 1 is under development. The Company will not generate revenues from operations until after Thacker Pass begins production, with mechanical completion targeted in late 2027 and production ramp-up during 2028.

The Company believes it will have sufficient available liquidity to carry out its business plans, including currently planned development activities at Thacker Pass, for at least the next 12 months. Liquidity includes cash, restricted cash, and available borrowing capacity under the DOE Loan. Beyond 12 months, until the Company generates sufficient operating cash flows, it expects to meet its obligations and fund Thacker Pass development through available cash and restricted cash as well as established financings; however, due to conditions associated with such financings, there can be no assurance the Company will successfully complete all contemplated financing plans. The Company may also engage in

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

capital markets transactions on an opportunistic basis as market conditions permit. The Company does not engage in currency hedging.

At June 30, 2026, the Company had cash of $822.8 million (December 31, 2025 - $568.2 million), restricted cash of $456.4 million (December 31, 2025 - $337.4 million), and working capital (non-GAAP) of $1.0 billion (December 31, 2025 - $734.8 million). DOE Loan advances, cash flows from Thacker Pass, and other amounts received by LN are required to be held in restricted cash accounts owned by LN and managed by a collateral agent, pursuant to the Collateral Agency and Accounts Agreement (as amended, the “Accounts Agreement”) by and among LN, DOE, and Citibank, N.A. as collateral agent (“Collateral Agent”) and depositary bank (“Depositary Bank”). LN must comply with certain reporting and notice requirements to draw upon or deposit amounts in these accounts. DOE Loan advances typically occur quarterly, and the Company draws upon those funds monthly.

The Company has the following sources of liquidity or capital resources, which are also described above in sections Q2 2026 and Subsequent to Q2 2026 Highlights and Material Relationships and Related Agreements.

Debt

On April 1, 2025, the Company closed the Orion Investment for gross proceeds of $220.0 million. Subject to certain conditions, Orion agreed to purchase an additional $30.0 million in Delayed Draw Notes within two years of the Orion Closing Date upon the Company’s request. In October 2025, Orion converted $97.5 million of principal and accrued interest into 25.8 million common shares. At June 30, 2026, the convertible debt principal balance was $116.0 million (December 31, 2025 - $110.5 million), with remaining principal and deferred interest due in April 2030, unless redeemed or converted early.

On October 28, 2024, the Company closed the $2.26 billion DOE Loan under the ATVM Loan Program to finance construction of Phase 1 processing facilities at Thacker Pass. On October 7, 2025, the Company and DOE entered into the OWCA, which reduced the expected total loan amount to $2.23 billion (due to lower estimated capitalized interest of $256.0 million), while principal remained at $1.97 billion. The Company received its initial advance of $435.0 million on October 20, 2025, followed by its second advance of $432.0 million on February 24, 2026, and third advance of $342.0 million on June 3, 2026, with advances totaling $1.209 billion to June 30, 2026. The Company agreed to contribute an additional $120 million to DOE Loan reserve accounts within 12 months of the OWCA. Principal and interest repayments do not commence until January 2029.

On August 5, 2026, the Company entered into the Purchase Agreement for up to $175 million of Yorkville Debentures, of which $150 million will be issued at the initial closing. The Yorkville Debentures will be subordinated to the Notes. See “Yorkville Advisors” above for further discussion.

Joint Venture with GM

On October 15, 2024, the Company and GM entered into the Investment Agreement to establish the JV for funding, developing, constructing, and operating Thacker Pass. As of June 30, 2026, GM has contributed $430.0 million in cash to the JV. In August 2025, GM provided a $195 million letter of credit facility, which bears no interest and matures with the DOE Loan, unless otherwise withdrawn under the Investment Agreement.

At June 30, 2026, the Company's net assets of $1.9 billion included $1.4 billion held in the JV (inclusive of GM's non-controlling interest), of which $1.4 billion was held by LN. The DOE Loan restricts transfers of assets from LN to the Company, including prohibitions on dividend payments, loans, other payments, and transfers of collateral. Exceptions to such restrictions are possible upon satisfaction of certain conditions, including construction milestones. The DOE Loan also requires LN to maintain working capital (non-GAAP) sufficient to cover project-related costs. The JV Transaction documents impose additional restrictions on asset transfers from LN, including transfers of material assets outside the ordinary course

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

or assets exceeding $5.0 million (subject to exceptions for lithium sales in the ordinary course or sales of non-productive assets under $10.0 million).

Equity Offerings

On November 13, 2025, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250.0 million (the “November 2025 ATM Program”). The Company completed the November 2025 ATM Program on January 26, 2026. During the first quarter of 2026, the Company sold 32.5 million common shares at an average price of $5.92 per share, for aggregate net proceeds of $189.7 million after sales agent’s commission and other expenses.

On March 19, 2026, the Company established the March 2026 ATM Program. During Q2 2026, the Company sold 13.0 million common shares at an average price of $5.36 per share for aggregate net proceeds of $68.5 million after sales agent’s commission and other expenses. Subsequent to June 30, 2026, the Company issued and sold 1.1 million common shares at an average price of $3.87 per share pursuant to the March 2026 ATM Program, for net proceeds of $4.2 million after sales agent’s commission and other expenses.

Cash Flow Summary

	For the Six Months Ended June 30,
(in US$ millions)	2026	2025
Net cash used in operating activities	$(23.8)	$(49.5)
Net cash used in investing activities	(631.6)	(353.5)
Net cash provided by financing activities	1,029.0	317.9
Change in cash and restricted cash	373.6	(85.1)
Cash and restricted cash – beginning of period	905.6	594.2
Cash and restricted cash – end of period	$1,279.2	$509.1

Operating Activities

Net cash used in operating activities in YTD Q2 2026 was $23.8 million, a decrease of $25.7 million from YTD Q2 2025, primarily due to higher interest income of $10.9 million, lower transaction costs of $16.6 million and lower net working capital use (non-GAAP) of $8.5 million, partially offset by higher general and administrative expenses of $11.9 million.

Investing Activities

Net cash used in investing activities in YTD Q2 2026 was $631.6 million, an increase of $278.1 million from YTD Q2 2025, primarily due to higher construction activity and expenditures at Thacker Pass.

Financing Activities

Net cash provided by financing activities in YTD Q2 2026 was $1.0 billion, compared to net cash provided by financing activities of $317.9 million in YTD Q2 2025. YTD Q2 2026 net proceeds received from financing transactions included $189.7 million in net proceeds from the November 2025 ATM Program, $68.5 million in net proceeds from the March 2026 ATM Program, and $774.0 million from DOE Loan advances, partially offset by principal payments for finance lease obligations and financing fees. In YTD Q2 2025, net proceeds received from financing transactions included $211.8 million for the Notes and PPA, $100.0 million contribution from GM to the JV at FID, and $8.5 million in net proceeds from ATM programs, partially offset by principal payments for finance lease obligations and financing fees.

Contractual Obligations

The Company’s contractual obligations, commitments under long-term purchase agreements and other commitments as at June 30, 2026 are disclosed in Notes 4, 7, 8 and 15 to the unaudited condensed consolidated interim financial statements for the six months ended June 30, 2026.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

OFF-BALANCE SHEET ARRANGEMENTS

As at June 30, 2026, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

DECOMMISSIONING PROVISION AND RECLAMATION BONDS

The carrying value of the decommissioning liability arising from exploration and development activities at Thacker Pass was $0.5 million as of June 30, 2026 (December 31, 2025 - $0.5 million). The Company has a $1.7 million reclamation bond payable to the Bureau of Land Management (“BLM”), guaranteed by a third-party insurance company, with $0.3 million accepted and obligated for exploration projects. In February 2025, a $73 million reclamation bond payable to the BLM was established for Thacker Pass and accepted and obligated in March 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s unaudited condensed consolidated interim financial statements to June 30, 2026 have been prepared in accordance with U.S. GAAP. Preparation of unaudited condensed consolidated interim financial statements requires management to make estimates affecting reported amounts of assets, liabilities, and expenses. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies of the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2025. A summary of the Company’s critical accounting estimates is described in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies or estimates during the six months ended June 30, 2026.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the audited consolidated financial statements for the year ended December 31, 2025 and Note 1 to the unaudited condensed consolidated interim financial statements for the six months ended June 30, 2026.

USE OF NON-GAAP FINANCIAL MEASURES AND RECONCILIATION

The Company makes reference to certain non-GAAP measures. These measures are not recognized under U.S. GAAP, do not have a standardized meaning prescribed by U.S. GAAP, and therefore, may not be comparable to similar measures presented by other companies. Rather, these measures provide additional information to complement U.S. GAAP measures by providing further understanding of the Company's liquidity from management’s perspective. Accordingly, these measures are not intended to represent and should not be considered as alternatives to U.S. GAAP performance measures of liquidity. In addition to U.S. GAAP results, the Company uses “working capital,” a non-GAAP measure, to provide investors with a supplemental measure of liquidity and highlight trends in the core business that may not otherwise be apparent when relying solely on U.S. GAAP measures.

“Working capital” is the difference between current assets and current liabilities, derived from the Company’s consolidated financial statements and applied on a consistent basis as appropriate. Various assets and liabilities fluctuate significantly from month to month depending on short-term liquidity needs. The Company discloses this measure because it believes it assists readers in understanding the Company’s financial position and provides further information about liquidity to investors.

(in US$ millions)	June 30, 2026	December 31, 2025	Change
Current assets	$1,282.5	$911.6	$370.9
Less: current liabilities	234.6	176.8	(57.8)
Working capital (non-U.S. GAAP)	$1,047.9	$734.8	$313.1

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

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

Such financing may be obtained through the issuance of common shares, preferred shares, options, warrants, other equity securities of equal or senior rank, convertible debt securities, or by way of project level investments, offtake and royalty arrangements, debt instruments or other financing vehicles and may not require shareholder approval. Under certain circumstances, the Company may also issue common shares to GM and/or the US DOE in connection with the JV, which could further dilute the Company’s ownership interest in Thacker Pass. Existing and future equity financing arrangements could materially dilute existing shareholders’ ownership interests, decrease the amount of cash available for dividends payable on common shares or be nil, decrease the relative voting of outstanding common shares, decrease the value of the Company’s securities and reduce the value of their investment.

Future equity issuances or the conversion or exercise of outstanding notes, warrants, restricted share units or other convertible securities, including further conversion of the Orion Note and the issuance of warrants to the DOE that may be convertible into a significant number of common shares, could result in substantial dilution and decline in the market price of the Company’s common shares. In connection with the Orion Investment, the Company also entered into a registration rights agreement with Orion pursuant to which the Company agreed, among other things, to register for resale any shares issued upon conversion of the Orion Note. Pursuant to the obligations set forth in the registration rights agreement, dated April 1, 2025, by and among the Company and an entity affiliated with Orion, the Company has registered for resale by Orion up to 43,707,080 common shares, of which, 25,793,651 common shares were issued upon conversion in 2025. Additionally, the Company has issued certain warrants to the DOE, which will be convertible pursuant to their terms into common shares in an amount that may equal up to approximately 13% of the Company’s issued and outstanding common shares. In connection with the issuance of such warrants, the Company entered into a registration rights agreement with the DOE pursuant to which the Company agreed to file a registration statement to register the resale of the common shares underlying the warrants. The Company has also agreed to register up to 72,553,609 shares issuable to Yorkville upon conversion of the Yorkville Debentures.

Sales of common shares by the Company or its stockholders, or the perception that such sales may occur, could cause the market price of the Company’s common shares to decline and make it more difficult to raise capital on favorable terms. The Company cannot predict the size of future issuances or sales of the Company’s common shares or the effect, if any, that future issuances and sales of the Company’s common shares will have on the market price of the Company’s common shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Refer to Part I. Item 4. Mine Safety Disclosures of the Company's annual report on Form 10-K for the year ended December 31, 2025. During the three months ended June 30, 2026, the Company and its subsidiaries did not experience any mining-related fatalities or receive any health and safety violations, orders and citations from the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”) and was not subject to related assessments and legal actions.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1+

Securities Purchase Agreement, dated August 5, 2026, by and between Lithium Americas Corp. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on August 6, 2026)

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

LITHIUM AMERICAS CORP.
(Registrant)

Date:	August 13, 2026	By:	/s/ Jonathan Evans
Jonathan Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2026	By:	/s/ Luke Colton
Luke Colton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)