Form 10-Q
period 2026-09-30
LITHIUM AMERICAS CORP.
filed 2026-11-12
CIK 1966983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

ir@lithiumamericas.com

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The registrant had 377,334,749 common shares outstanding as at November 11 , 2026.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the documents incorporated by reference, contains “forward-looking information” within the meaning of applicable Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively referred to herein as “forward-looking statements” (“FLS”)). All statements, other than statements of historical fact, are FLS and can be identified by the use of statements that include, but are not limited to, words, such as “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “proposes,” “potential,” “target,” “implement,” “schedule,” “forecast,” “intend,” “would,” “could,” “might,” “should,” “believe” and similar terminology, or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. FLS in this quarterly report, including the documents incorporated by reference, include, but are not limited to: statements relating to the anticipated sources and uses of funds to complete project financing, the JV Transaction (as defined herein) with GM (as defined herein), the DOE Loan (as defined herein), the Orion Investment (as defined herein), the LAC Warrant (as defined herein), the JV Warrant (as defined herein), the Put, Call and Exchange Agreement (as defined herein), and the Yorkville Debentures (as defined herein), including statements regarding satisfaction of draw down conditions on the DOE Loan and the Company’s continued compliance with the covenants under the DOE Loan, the Orion Investment and the Yorkville Debentures; the Company’s ability to satisfy conditions to future delayed closings under the Yorkville Debentures and the Orion Notes and the timing of any such delayed closings, the anticipated use of proceeds from the Yorkville Debentures and the March 2026 ATM Program (as defined herein), expectations about the extent to which the JV Transaction, including any amendments thereto, the Orion Investment, the LAC Warrant, the JV Warrant, and cash on hand would fund the development and construction of Thacker Pass (as defined herein) on schedule or at all; the estimated incremental funding requirement and anticipated sources of funding therefor; the Company’s ability to achieve project development and construction milestones within the timelines required under the DOE Loan; anticipated increases to reserve account requirements under the DOE Loan; the finalization of incremental funding arrangements with the DOE and GM and any related implications for JV interest holdings and the DOE Loan; project de-risking initiatives and the extent to which work to date has de-risked project execution; the expected operations, financial results and condition of the Company; expectations related to the construction build, job creation and nameplate capacity of Thacker Pass as well as other statements with respect to the Company’s future objectives and strategies to achieve these objectives, including the future prospects of the Company; the estimated cash flow, capitalization and adequacy thereof for the Company; the estimated costs of the development of Thacker Pass, including timing, progress, approach, continuity or change in plans, construction, commissioning, expected milestones, anticipated production and results thereof and expansion plans; cost and expected benefit of the transloading terminal; cost and expected benefit of the limestone quarry; anticipated timing to resolve, and the expected outcome of, any complaints or claims made or that could be made concerning the permitting process in the U.S. for Thacker Pass; the timely completion of environmental reviews and related consultations, and receipt or issuance of permits and approvals, in the U.S. for the Company’s development and resultant operations; capital expenditures and programs, including the Company’s 2026 Capex Guidance (as defined herein); estimates, and any change in estimates, of the mineral resources and mineral reserves at Thacker Pass; development of mineral resources and mineral reserves; the realization of mineral resources and mineral reserves estimates, including whether certain mineral resources will ever be developed into mineral reserves, and information and underlying assumptions related thereto; government regulation of mining operations and treatment under governmental and taxation regimes; the future price of commodities, including lithium; the creation of a battery supply chain in the U.S. to support industries and technologies dependent on lithium batteries, including the electric vehicle and battery energy storage system markets; the timing and amount of future production, currency exchange and interest rates; the Company’s ability to raise capital; expected expenditures to be made by the Company; statements relating to revised capital cost estimates, including statements regarding the definitive capital cost estimate and its impact on the total capital costs, construction schedule and funding requirements of Thacker Pass; ability to produce high purity battery grade lithium products; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the timing, cost, quantity, capacity and product quality of production at Thacker Pass; successful development of Thacker Pass, including successful results from the Company’s testing facility and third-party tests related thereto; statements with respect to the expected economics of Thacker Pass, including capital costs, operating costs, sustaining capital requirements, after tax net present value and internal rate of return, pricing assumptions, payback period, sensitivity analyses, net cash flows and life of mine; anticipated job creation; the expectation that the National Construction Agreement (Project Labor Agreement) with North America’s Building Trades Unions for construction of Phase 1 of Thacker Pass will minimize construction risk, ensure availability of skilled labor, address the challenges associated with Thacker Pass’s remote location and be effective in prioritizing employment of local and regional skilled craft workers, including members of underrepresented communities; overarching accessibility to a productive workforce; the expected workforce development training program being prepared with Great Basin College;

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

FLS involve known and unknown risks, assumptions and other factors that may cause actual results or performance to differ materially. FLS reflect the Company’s current views about future events, and while considered reasonable by the Company as of the date of this quarterly report, are inherently subject to significant uncertainties and contingencies. Accordingly, there can be no certainty that they will accurately reflect actual results. Assumptions and other factors upon which such FLS are based include, without limitation: expectations regarding Phase 2 of Thacker Pass, including financing, and the absence of material adverse events affecting the Company during this time; the ability of the Company to perform conditions and meet expectations regarding the Company’s financial resources and future prospects; the ability to meet future objectives, priorities and anticipated milestones; a cordial business relationship between the Company and third-party strategic and contractual partners; the risk of general business and economic uncertainties and adverse market conditions; confidence that development, construction and operations at Thacker Pass will proceed as anticipated, including the impact of potential supply chain disturbances including but not limited to product availability, customs delays and shipping disruptions, especially with respect to steel, and the availability of equipment, labor and facilities necessary to complete development and construction of Thacker Pass and produce battery grade lithium; unforeseen technological, equipment and engineering problems; changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current U.S. presidential administration, higher interest rates, the rate of inflation, a potential economic recession, ongoing conflict in the Middle East and potential changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences on, among other things, the extractive resource industry, the green energy transition and industries and technologies dependent on lithium batteries, including the electric vehicle and battery energy storage system markets; uncertainties inherent to the feasibility studies and mineral resource and mineral reserve estimates; the mine processing facilities, based on the results of the testing facility and third-party tests, performing as expected; the ability of the Company to secure sufficient additional financing, advance and develop the Project, and to produce battery grade lithium; the respective benefits and impacts of Thacker Pass when production operations commence; settlement of agreements related to the operation and sale of mineral production as well as contracts in respect of operations and inputs required in the course of production; the Company’s ability to operate in a safe and effective manner, and without material adverse impact from the effects of climate change or severe weather conditions; reliability of technical data; uncertainties relating to receiving and maintaining mining, exploration, environmental and other permits or approvals in Nevada; demand for lithium, including that such demand is supported by growth in the electric vehicle market, lithium-ion battery market, and battery energy storage system market; current technological trends; the impact of increasing competition in the lithium business, and the Company’s competitive position in the industry; continuing support of local communities and the Fort McDermitt Paiute and the Shoshone Tribe in relation to Thacker Pass, and continuing constructive engagement with these and other stakeholders, including any expected benefits of such engagement; the stable and supportive legislative, regulatory and community environment in the jurisdictions where the Company operates; impacts of inflation, deflation, currency exchange rates, interest rates and other general economic and stock market conditions; the impact of unknown financial contingencies, including litigation costs, environmental compliance costs and costs associated with the impacts of climate change, on the Company’s operations; increased attention to environmental, social, governance and safety and sustainability-related matters; risks related to the Company’s public statements with respect to such matters that may be subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential sustainability-related benefits); risks that the Company may face regarding potentially conflicting initiatives from certain U.S. state or other governments; estimates of and unpredictable changes to the market prices for lithium products; development and construction costs for Thacker Pass, and costs for any additional exploration work at the Project; estimates of mineral resources and mineral reserves, including whether mineral resources not included in mineral reserves will be further developed into mineral reserves; some of the modifying factors used to convert mineral resources to mineral reserves may change materially, and could materially impact the mineral reserve estimate; anticipated timing and results of exploration, development and construction activities, including the impact of ongoing supply chain disruptions and availability of equipment and supplies on such timing; timely responses from governmental agencies responsible for reviewing and considering the Company’s permitting activities at Thacker Pass; availability of technology, including low carbon energy sources and water rights, on acceptable terms to advance Thacker Pass; government regulation of mining operations and mergers and acquisitions activity, and treatment under governmental, regulatory and taxation regimes; ability to realize expected benefits from investments in or partnerships with third parties; accuracy of development budgets and construction estimates; that the Company will meet its future objectives and priorities; the ability to satisfy production and lithium-recovery targets; that the Company will have access to adequate capital to fund its future projects and plans; that such future projects and plans will proceed as anticipated; compliance by the JV Partners, the DOE, Orion, and Yorkville (each as defined herein) with terms of agreements; the lack of any material disputes or disagreements between the JV Partners; the Company’s ability to satisfy conditions to future delayed closings under the Yorkville Debentures and the Orion Notes; the Company’s ability to satisfy its obligations under the Yorkville Debentures, including interest payments, redemption obligations and conversion obligations; fluctuations in the trading price of the Company’s common shares and the potential dilutive effect of conversions under the Yorkville Debentures, the Orion Investment and the Warrants (as defined herein); the regulation of the mining industry by various governmental agencies; as well as assumptions concerning general economic and industry growth rates, commodity prices, resource estimates, currency exchange and interest rates and competitive conditions. Although the Company believes that the assumptions and expectations reflected in such FLS are reasonable, the Company can give no assurance that these assumptions and expectations will prove to be correct.

Readers are cautioned that the foregoing lists of factors are not exhaustive. There can be no assurance that FLS will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. As such, readers are cautioned not to place undue reliance on this information, and that this information may not be appropriate for any other purpose, including investment purposes. The Company’s actual results could differ materially from those anticipated in any FLS as a result of the risk factors described under Part I, Item 1A, “Risk Factors” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, as amended, filed with the U.S. Securities and Exchange Commission and elsewhere throughout that report, under Part II, Item 1A, “Risk Factors” in this quarterly report and in the Company’s other continuous disclosure documents available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov. All FLS contained in this quarterly report are expressly qualified by the risk factors set out in the aforementioned documents. Readers are further cautioned to review the full description of risks, uncertainties and management’s assumptions in the aforementioned documents and other disclosure documents available on SEDAR+ and on EDGAR. The Company does not undertake any obligation to update or revise any FLS, whether as a result of new information, future events or otherwise, except as required by law.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS
Cash (Note 2)	$961,604	$568,226
Restricted cash (Note 2)	297,068	337,383
Receivables	2,750	4,110
Prepaids and deposits	620	1,920
Total current assets	1,262,042	911,639

Investments measured at fair value (Note 16)	111	4,863
Mineral properties, plant and equipment, net (Note 3)	2,569,901	1,344,004
Deferred financing costs (Note 4)	106,035	311,808
Other assets	7,715	6,734
Total assets	$3,945,804	$2,579,048

LIABILITIES
Accounts payable	$139,715	$87,848
Accrued liabilities (Note 6)	129,753	83,441
Current portion of lease liabilities (Note 7)	6,196	5,530
Total current liabilities	275,664	176,819

Convertible debt and conversion feature (Note 8)	112,608	160,017
Convertible debt measured at fair value (Note 9)	98,859	-
LAC Warrant obligation (Note 4)	-	83,796
JV Warrant obligation (Note 4)	86,775	150,295
DOE Loan (Note 4)	1,196,267	350,987
Royalty and production payment arrangements (Note 8)	58,286	50,844
Lease liabilities (Note 7)	15,685	15,668
Reclamation liabilities	473	473
Other liabilities (Note 7)	8,597	3,500
Total liabilities	$1,853,214	$992,399

Commitments (Note 17)

Non-controlling interest (Note 5)	$547,861	$527,895

STOCKHOLDERS’ EQUITY
Common stock, no par value, unlimited authorized; 377,335 and 314,335 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (Note 10)	1,602,986	1,279,902
Additional paid-in capital	86,480	-
Accumulated deficit	(144,737)	(221,148)
Total stockholders’ equity	1,544,729	1,058,754
Total liabilities, non-controlling interest and stockholders’ equity	$3,945,804	$2,579,048

Subsequent events (Note 18)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

1 The Company is the primary beneficiary in a variable interest entity (“VIE”). See Note 5 for further information related to the Company’s VIE. The consolidated assets as of September 30, 2026 and December 31, 2025 include $3.0 billion and $2.1 billion, respectively, of assets for the VIE that can only be used to settle the obligations of the VIE. As of September 30, 2026 and December 31, 2025, these assets include Cash of $62.7 million and $75.5 million, respectively; Restricted Cash of $296.8 million and $337.1 million, respectively; Receivables of $1.1 million and $2.5 million, respectively; Prepaids and deposits of $0.3 million and $0.4 million, respectively; Mineral

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

properties, plant and equipment of $2.5 billion and $1.3 billion, respectively; Deferred financing costs of $106.0 million and $311.8 million, respectively; and, Other assets, non-current of $7.6 million and $6.6 million, respectively. The consolidated liabilities as of September 30, 2026 and December 31, 2025, include $1.6 billion and $670.1 million, respectively, attributable to the VIE, which include $1.5 billion and $639.8 million, respectively, of liabilities of the VIE whose creditors have no recourse to the Company. As of September 30, 2026 and December 31, 2025, these liabilities include Accounts Payable of $139.7 million and $87.4 million, respectively; Accrued liabilities of $124.8 million and $74.5 million, respectively; Lease liabilities, current of $6.1 million and $5.4 million, respectively; Lease liabilities, non-current of $15.7 million and $15.7 million, respectively; JV warrant obligation of $34.5 million and $101.9 million, respectively; DOE Loan of $1.2 billion and $351.0 million, respectively; Reclamation liabilities of $0.5 million and $0.5 million, respectively; and, Other liabilities, non-current of $8.6 million and $3.5 million, respectively.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for per share amounts and shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Exploration expenditures	$-	-	$-	$(19)
General and administrative expenses (Note 12)	(9,260)	(9,704)	(35,496)	(24,069)
Total operating expenses	(9,260)	(9,704)	(35,496)	(24,088)
Other income (expense)
Transaction costs (Note 13)	(7,338)	(643)	(8,339)	(18,282)
Gain (loss) on financial instruments measured at fair value:
Gain on LAC Warrant and JV Warrant obligations (Note 4)	53,644	-	58,530	-
Gain (loss) on convertible debt and conversion feature (Note 8)	39,315	(193,843)	59,323	(187,081)
Gain on convertible debt measured at fair value (Note 9)	5,243	-	5,243	-
Gain (loss) on investments measured at fair value	(63)	3,411	(4,752)	1,210
Other income (Note 14)	8,546	1,618	21,868	4,305
Total other income (expense)	99,347	(189,457)	131,873	(199,848)
Net income (loss)	$90,087	$(199,161)	$96,377	$(223,936)

Net income (loss) attributable to:
Common stockholders	$74,669	$(197,684)	$76,411	$(220,833)
Non-controlling interest	15,418	(1,477)	19,966	(3,103)
Total	$90,087	$(199,161)	$96,377	$(223,936)

Net income (loss) per share attributable to common stockholders, basic (Note 11)	$0.19	$(0.83)	$0.21	$(0.98)
Net loss per share attributable to common stockholders, diluted (Note 11)	$(0.05)	$(0.83)	$(0.13)	$(0.98)

Weighted average number of common shares outstanding, basic	386,892	238,701	370,629	225,668
Weighted average number of common shares outstanding, diluted	440,396	238,701	407,545	225,668

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for shares in thousands)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY AND NON-CONTROLLING INTEREST

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity attributable to LAC shareholders	Non- controlling interest	Total equity and non-controlling interest
Balance, January 1, 2025	218,465	$655,068	$35,618	$(55,682)	$635,004	$310,336	$945,340
Shares issued on conversion of stock-based awards	221	2,256	(2,256)	-	-	-	-
Stock-based compensation	-	-	1,198	-	1,198	-	1,198
Net loss	-	-	-	(10,702)	(10,702)	(824)	(11,526)
Balance, March 31, 2025	218,686	$657,324	$34,560	$(66,384)	$625,500	$309,512	$935,012
Shares issued under public offerings, net of issuance costs	3,361	8,541	-	-	8,541	-	8,541
Capital contribution to Lithium Nevada Ventures LLC	-	-	(10,804)	-	(10,804)	110,804	100,000
Shares issued on conversion of stock-based awards	1,280	4,771	(4,771)	-	-	-	-
Stock-based compensation	-	-	5,531	-	5,531	-	5,531
Net loss	-	-	-	(12,447)	(12,447)	(802)	(13,249)
Balance, June 30, 2025	223,327	$670,636	$24,516	$(78,831)	$616,321	$419,514	$1,035,835
Shares issued under public offerings, net of issuance costs	18,905	57,524	-	-	57,524	-	57,524
Capital contribution to Lithium Nevada Ventures LLC	-	-	(2,550)	-	(2,550)	2,550	-
Shares issued on conversion of stock-based awards	282	1,040	(1,040)	-	-	-	-
Stock-based compensation	-	-	2,023	-	2,023	-	2,023
Net loss	-	-	-	(197,684)	(197,684)	(1,477)	(199,161)
Balance, September 30, 2025	242,514	$729,200	$22,949	$(276,515)	$475,634	$420,587	$896,221

Balance, January 1, 2026	314,335	$1,279,902	$-	$(221,148)	$1,058,754	$527,895	$1,586,649
Shares issued under public offerings, net of issuance costs (Note 10)	32,468	189,684	-	-	189,684	-	189,684
Shares issued on conversion of stock-based awards	567	7,432	(7,432)	-	-	-	-
Stock-based compensation	-	-	7,331	-	7,331	-	7,331
Issuance of LAC Warrant, net of issuance costs (Note 10)	-	-	88,588	-	88,588	-	88,588
Net income (loss)	-	-	-	(409)	(409)	5,037	4,628
Balance, March 31, 2026	347,370	$1,477,018	$88,487	$(221,557)	$1,343,948	$532,932	$1,876,880
Shares issued under public offerings, net of issuance costs (Note 10)	13,048	68,475	-	-	68,475	-	68,475
Shares issued on conversion of stock-based awards	1,423	6,268	(6,268)	-	-	-	-
Stock-based compensation	-	-	2,560	-	2,560	-	2,560
Net income (loss)	-	-	-	2,151	2,151	(489)	1,662
Balance, June 30, 2026	361,841	$1,551,761	$84,779	$(219,406)	$1,417,134	$532,443	$1,949,577
Shares issued under public offerings, net of issuance costs (Note 10)	1,109	4,095	-	-	4,095	-	4,095
Shares issued on conversion of Yorkville convertible debt (Note 9)	14,292	46,683	-	-	46,683	-	46,683
Shares issued on conversion of stock-based awards	93	447	(447)	-	-	-	-
Stock-based compensation	-	-	2,148	-	2,148	-	2,148
Net income	-	-	-	74,669	74,669	15,418	90,087
Balance, September 30, 2026	377,335	$1,602,986	$86,480	$(144,737)	$1,544,729	$547,861	$2,092,590

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in thousands of U.S. dollars)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$96,377	$(223,936)

Adjustments for:
Depreciation	46	34
Stock-based compensation	6,065	4,309
Amortization of right-of-use asset	751	768
(Gain) loss on financial instruments measured at fair value:
(Gain) on LAC Warrant and JV Warrant obligations (Note 4)	(58,530)	-
(Gain) loss on convertible debt and conversion feature (Note 8)	(59,323)	187,081
(Gain) on convertible debt measured at fair value (Note 9)	(5,243)	-
(Gain) loss on investments measured at fair value	4,752	(1,210)
Transaction costs expensed associated with financing activity (Note 13)	7,338	-
Other items	(27)	182
Changes in operating assets and liabilities:
Decrease (increase) in receivables	77	(407)
Decrease in prepaids and deposits	1,018	1,409
Decrease in accounts payable	(13,697)	(14)
Decrease in accrued liabilities	(439)	(14,538)
Operating lease payments, net of non-cash interest accrual	(294)	(749)
Net cash used in operating activities	(21,129)	(47,071)
Investing activities
Additions to mineral properties, plant and equipment	(1,039,068)	(525,669)
Net cash used in investing activities	(1,039,068)	(525,669)
Financing activities
Proceeds from convertible debt and production payment arrangements, net of issuance and transaction costs (Note 8)	-	211,754
Proceeds from Yorkville convertible debt, net of issuance and transaction costs (Note 9)	142,662	-
Proceeds from issuance of non-controlling interest (Note 5)	-	100,000
Proceeds from public offerings, net of issuance costs (Note 10)	262,210	66,076
Proceeds from DOE Loan (Note 4)	1,013,000	-
Payment of financing costs	(803)	(10,081)
Principal payments on finance lease obligations	(3,809)	(3,587)
Net cash provided by financing activities	1,413,260	364,162

Net increase (decrease) in cash and restricted cash	353,063	(208,578)

Cash and restricted cash, beginning of period (Note 2) [1]	905,609	594,173
Cash and restricted cash, end of period (Note 2) [1]	$1,258,672	$385,595

1 As at September 30, 2026 and December 31, 2025 balances include restricted cash of $297.1 million and $337.4 million, respectively. As at September 30, 2025 and December 31, 2024 balances include restricted cash of $0.3 million and $0.3 million, respectively.

Supplemental disclosure with respect to cash flows (Note 15)

The accompanying notes are an integral part of the Condensed Consolidated Interim Financial Statements.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

1.
BACKGROUND AND BASIS OF PRESENTATION

Background and Nature of Operations

Lithium Americas Corp. (the “Company” or “LAC”) is principally focused on development of Thacker Pass (“Thacker Pass” or the “Project”), a sedimentary-based lithium project located in the McDermitt Caldera in Humboldt County in north-western Nevada, USA. The Company operates in one operating segment and one geographical area. The development of Thacker Pass is undertaken through a joint venture (the “JV”) with General Motors Holdings LLC (“GM”) (Note 5).

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

Basis of Presentation

The unaudited condensed consolidated interim financial statements (the “Interim Statements”) of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. The Interim Statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows for the interim periods reported. The operating results for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full year. These Interim Statements are expressed in U.S. dollars, the Company’s presentation and functional currency.

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

Significant Accounting Policies

Convertible debt measured under fair value option

The Company evaluates each eligible financial instrument at initial recognition to determine whether to elect the fair value option. When elected, and if the applicable criteria are met, the fair value option is applied to the financial instrument in its entirety and the election is irrevocable. Convertible debt accounted for under the fair value option is measured at fair value at each reporting date, which eliminates the need to separately account for an embedded conversion feature that would otherwise require bifurcation.

Changes in the fair value of the convertible debt, other than changes attributable to instrument-specific credit risk, are recognized in gain (loss) on convertible debt measured at fair value in the Consolidated Statements of Income (Loss). Changes in fair value attributable to instrument-specific credit risk are recognized separately in other comprehensive income (loss) and accumulated in accumulated other comprehensive income (loss). Amounts

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

accumulated in other comprehensive income (loss) related to instrument-specific credit risk are reclassified to the Consolidated Statements of Income (Loss) upon derecognition of the convertible debt. Interest costs on the convertible debt are capitalized in the Consolidated Balance Sheets as part of the Thacker Pass - construction in progress balance while the applicable capitalization criteria are met.

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

2.
CASH AND RESTRICTED CASH

	September 30, 2026	December 31, 2025
Cash	$961,604	$568,226
Restricted cash	297,068	337,383
Total	$1,258,672	$905,609

As at September 30, 2026, $0.3 million of cash and restricted cash was held in Canadian dollars (December 31, 2025 - $1.4 million), and $1.3 billion in U.S. dollars (December 31, 2025 - $0.9 billion).

Advances under the DOE Loan (as defined herein, Note 4), cash flows from Thacker Pass, and other amounts received by Lithium Nevada LLC (“LN”) are required to be held in restricted cash accounts owned by LN and managed by a collateral agent as described in Note 3 to the Fiscal 2025 Annual Financial Statements. As at September 30, 2026, such amounts totaled $296.8 million (December 31, 2025 - $337.1 million).

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

3.
MINERAL PROPERTIES, PLANT AND EQUIPMENT, NET

	September 30, 2026	December 31, 2025
Thacker Pass - construction in progress [1]	$2,429,686	$1,235,620
Thacker Pass - property, plant and equipment	197,111	98,740
Machinery and equipment	4,044	3,955
Finance lease right-of-use assets	22,855	19,912
Total mineral properties, plant and equipment	2,653,696	1,358,227
Accumulated depreciation	(83,795)	(14,223)
Total mineral properties, plant and equipment, net	$2,569,901	$1,344,004

1 At September 30, 2026, included prepaid construction costs of $91.0 million (December 31, 2025 - $75.0 million) and deposits on long-lead equipment of $71.3 million (December 31, 2025 - $268.7 million), all related to Thacker Pass. In addition, amount included capitalized amounts for deferred interest on the Orion Notes (as defined herein) of $21.4 million (December 31, 2025 - $13.0 million), discount amortization of $19.8 million on the Orion Notes and PPA (December 31, 2025 - $9.1 million), deferred interest on the DOE Loan of $33.7 million (December 31, 2025 - $2.3 million), deferred interest on the Yorkville Debentures (as defined herein) of $0.8 million (December 31, 2025 - $nil), and $3.5 million of interest on other loans (December 31, 2025 - $3.2 million). All interest incurred during construction is capitalized.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

In the three and nine months ended September 30, 2026, stock-based compensation related to restricted share units of $0.2 million and $1.5 million, respectively, was capitalized to Thacker Pass (2025 - $0.4 million and $1.0 million, respectively).

4.
DEPARTMENT OF ENERGY LOAN FACILITY AND WARRANT OBLIGATIONS

The U.S. Department of Energy (the “DOE”) and the Company’s subsidiary, LN, executed a loan agreement on October 28, 2024 for a construction facility with a maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest for a total of $2.26 billion, provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program (the “DOE Loan”), to fund eligible construction costs of Thacker Pass through November 30, 2028. The DOE Loan was amended on December 20, 2024 to accommodate the formation of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”) and further amended on October 7, 2025, pursuant to an omnibus waiver, consent and amendment (as amended, the “OWCA”), which reduced the expected total loan amount to $2.23 billion (reflecting estimated capitalized interest during construction of $256 million).

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
•
In connection with these issuances, the JV, the Company, 1339480 B.C. Ltd., LAC US Corp. (the “LAC JV Member”), GM and the DOE entered into a Put, Call and Exchange Agreement (the “Put, Call and Exchange Agreement”), under which the DOE may require GM to purchase the JV Warrant (or cause the JV to do so) or, failing agreement on price, exchange it for Company common shares. GM has a corresponding call right following substantial completion of Thacker Pass.

Borrowings under the DOE ATVM Loan Program

The following table represents a reconciliation from the initial recognition of advances under the DOE Loan to September 30, 2026.

	Principal	Debt Issuance Costs	Net Outstanding
Initial recognition on October 20, 2025 [1]	$435,000	$(88,362)	$346,638
Deferred interest costs	3,761	-	3,761
Amortization of debt issuance costs	-	588	588
Balance, December 31, 2025	$438,761	$(87,774)	$350,987
Additional advances [2]	1,013,000	(205,773)	807,227
Deferred interest costs	32,645	-	32,645
Amortization of debt issuance costs	-	5,408	5,408
Balance, September 30, 2026	$1,484,406	$(288,139)	$1,196,267

1 First advance in the amount of $435.0 million bearing fixed contractual interest of 4.38%, with repayment beginning in January 2029.

2 Includes the second, third and fourth advances, which bear fixed contractual interest at a weighted-average rate of 4.66%, with repayment beginning in January 2029.

Deferred financing costs of $400.2 million were recognized with the signing of the OWCA and were initially recorded as an asset on the Consolidated Balance Sheets. The deferred costs included $394.1 million relating to the fair value at inception of the LAC Warrant and the JV Warrant and $6.1 million of costs paid to obtain the debt facility. The deferred financing costs are reclassified against the DOE Loan liability in proportion to the amounts borrowed in relation to total borrowings expected under the facility. These costs are amortized as interest costs over the term of the borrowing using the effective interest rate method and are capitalized to Thacker Pass. The effective interest

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

rate, after giving effect to the amortization of the portion of deferred financing costs allocated to all advances outstanding as of September 30, 2026, was approximately 6.65% on a weighted-average basis.

The DOE Loan contains a variety of financial and non-financial compliance covenants. In the event of noncompliance with certain covenants, the DOE has the right to terminate the facility and demand any outstanding amounts immediately due and payable.

In relation to each of its debt facilities, the Company was in compliance with all covenants at September 30, 2026 and at December 31, 2025.

Warrant obligations

On October 7, 2025, in accordance with obligations under the OWCA, the Company recorded financial liabilities related to the LAC Warrant, the JV Warrant and the Put, Call and Exchange Agreement.

The following table represents a reconciliation from the initial recognition of the obligations pursuant to the LAC Warrant and the JV Warrant to the fair value of the warrant obligations as of September 30, 2026.

	LAC Warrant Obligation	JV Warrant Obligation	Total Warrant Obligation
Initial recognition on October 7, 2025	$143,391	$250,725	$394,116
Gain on change in fair value	(59,595)	(100,430)	(160,025)
Balance, December 31, 2025	$83,796	$150,295	$234,091
Loss (gain) on change in fair value	4,990	(63,520)	(58,530)
LAC Warrant issued	(88,786)	-	(88,786)
Balance, September 30, 2026	$-	$86,775	$86,775

Obligation pursuant to the LAC Warrant

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

Obligations pursuant to the JV Warrant and the Put, Call and Exchange Agreement

At October 7, 2025, December 31, 2025 and September 30, 2026, the obligation related to the JV Warrant was recorded as a financial liability, as the obligation was with respect to 5% of the JV’s total units, as if the JV Warrant had been exercised for the underlying units to be determined at a future date and, accordingly, was not considered indexed solely to the Company’s equity. The Company accounted for the JV Warrant based on the contractual terms and agreement in principle between parties, including the put, call and conversion features therein, upon the execution of the OWCA on October 7, 2025. These terms were consistent with those included in the JV Warrant subsequently executed on January 30, 2026.

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

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

5.
JOINT VENTURE WITH GENERAL MOTORS

On October 15, 2024, the Company and GM entered into an investment agreement (“Investment Agreement”) to establish a joint venture for the purpose of funding, developing, constructing and operating Thacker Pass as described in Note 4 to the Fiscal 2025 Annual Financial Statements. As of the closing of the JV in December 2024, and as at September 30, 2026, the Company owned a 62% majority equity interest in the JV and operates the JV through its majority voting rights and a management services agreement under which the Company provides executive level, administrative and other services to the JV. As at September 30, 2026, GM owned a 38% interest in the JV and the DOE owned the JV Warrant (Note 18).

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

The net assets, respective interests and non-controlling interest of Lithium Nevada Ventures are as follows:

	September 30, 2026	December 31, 2025
Assets	$3,006,158	$2,059,293
Liabilities	(1,564,421)	(670,097)
Net assets	$1,441,737	$1,389,196

GM’s non-controlling interest	$547,861	$527,895
The Company’s controlling interest	893,876	861,301
Net assets	$1,441,737	$1,389,196

Non-controlling interest in Lithium Nevada Ventures
Balance at beginning of period	$527,895	$310,336
GM final investment decision capital contribution	-	110,804
Capital contribution to Lithium Nevada Ventures LLC	-	70,930
Non-controlling interests share of income [1]	19,966	35,825
Balance at end of period	$547,861	$527,895

1
The Company allocates income and net assets between the controlling and non-controlling interests based on a hypothetical liquidation at book value.

The assets of the JV, including cash and restricted cash of $359.5 million and $412.6 million at September 30, 2026 and December 31, 2025, respectively, can only be used to settle the obligations of the JV and are not available to the Company for general corporate purposes.

The Company’s maximum exposure to loss includes (i) the carrying value of the Company’s interest as shown in the table above; (ii) as the DOE Loan is funded, (a) all costs necessary to achieve completion of construction of Thacker Pass; and (b) all outstanding borrowings and interest thereon under the DOE Loan; and (iii) costs associated with the management services agreement and incentive compensation for personnel involved in the JV, to the extent such amounts cannot be supported by the operations of the JV ($16.8 million at September 30, 2026 and $9.2 million at December 31, 2025).

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

6.
ACCRUED LIABILITIES

Accrued liabilities are comprised of the following items:

	September 30, 2026	December 31, 2025
Trade accruals	$125,069	$72,843
Employee related benefits	4,684	10,598
Total	$129,753	$83,441

7.
LEASE AND OTHER LIABILITIES

Lease liabilities include the following:

	September 30, 2026	December 31, 2025
Finance Leases
Vehicle and equipment leases	$5,457	$4,758
Operating Leases
Office leases	665	699
Land lease	74	73
Current portion of lease liabilities	$6,196	$5,530

Finance Leases
Vehicle and equipment leases	$8,044	$9,471
Operating Leases
Office leases	5,800	4,371
Land lease	1,841	1,826
Non-current portion of lease liabilities	$15,685	$15,668

Construction financing obligation

A third-party developer agreed to finance the construction of a railcar and truck terminal in Winnemucca, Nevada. At September 30, 2026, Other liabilities include a $5.1 million financing obligation related to construction costs incurred to date. The obligation is expected to be repaid under the terms of a finance lease that is expected to commence in late 2027.

8.
CONVERTIBLE DEBT, ROYALTY AND PRODUCTION PAYMENT ARRANGEMENTS

On April 1, 2025 (the “Orion Closing Date”), the Company closed a $250.0 million strategic investment from fund entities managed by Orion Resource Partners LP (collectively “Orion”) for the development and construction of Thacker Pass (the “Orion Investment”). Orion purchased $195.0 million in aggregate principal amount of senior unsecured convertible notes (the “Orion Notes”) and entered into a production payment agreement (“PPA”) for $25.0 million under which payments correspond to minerals processed and gross revenue from Thacker Pass. Under the PPA, Orion is entitled to fixed and variable production payments with respect to the first 41,500 tonnes of lithium processed at Thacker Pass annually, subject to certain adjustments.

The Orion Notes mature on April 1, 2030 and accrue interest at 9.875% annually, payable quarterly in arrears in cash or, at the Company’s option, by capitalizing to principal. The Orion Notes are convertible at the holder’s option at any time prior to maturity at an initial conversion price of $3.78 per share, subject to certain adjustments. In October 2025, Orion converted $97.5 million of principal, and the Company issued 25.8 million common shares to Orion, with future interest payable reduced pro rata.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

Orion has committed to purchase an additional $30.0 million in aggregate principal amount of Orion Notes within two years of the Orion Closing Date (the “Orion Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company. As of September 30, 2026, the Company had not issued the Orion Delayed Draw Notes.

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

Convertible Debt

The following reconciliation includes initial recognition of the components of the Orion Investment and activity to September 30, 2026:

	Convertible Debt				Production Payment
	Principal	Unamortized Discount	Embedded Derivative	Total Convertible Debt	Principal
Initial recognition on April 1, 2025	$195,000	$(104,399)	$97,200	$187,801	$23,953
Deferred interest cost	12,978	-	-	12,978	-
Discount amortization	-	3,403	-	3,403	5,731
Loss on embedded derivative	-	-	166,743	166,743	-
Derecognition on conversion to common shares	(97,500)	48,167	(161,575)	(210,908)	-
Balance, December 31, 2025	$110,478	$(52,829)	$102,368	$160,017	$29,684
Deferred interest cost	8,386	-	-	8,386	-
Discount amortization	-	3,528	-	3,528	7,102
Gain on embedded derivative	-	-	(59,323)	(59,323)	-
Balance, September 30, 2026	$118,864	$(49,301)	$43,045	$112,608	$36,786

The effective interest rate was 27.5% and 28.1% for the Orion Notes and PPA, respectively, for the nine months ended September 30, 2026.

Production Payment Agreement and Royalty

	September 30, 2026	December 31, 2025
Production Payment Agreement	$36,786	$29,684
Royalty	21,500	21,160
Total	$58,286	$50,844

9.
YORKVILLE CONVERTIBLE DEBT

On August 5, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with YA II PN, Ltd., an affiliate of Yorkville Advisors Global, LP (“Yorkville”), for up to $175 million in aggregate principal amount of subordinated convertible debentures (the “Yorkville Debentures”). The initial close occurred on August 13, 2026, when the Company issued $150 million in Yorkville Debentures. The Company retains the right to issue up to an additional $25 million in Yorkville Debentures (the “Yorkville Delayed Draw Notes”) in one or more subsequent closings at its discretion, subject to conditions as further described in the Purchase Agreement. As of September 30, 2026, the Company had not issued the Yorkville Delayed Draw Notes.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The Yorkville Debentures mature five years after each funding date and accrue interest at 5% per annum, payable semi-annually in arrears in cash or, at the Company’s option, by capitalizing to principal. The interest rate increases to 7.50% during the initial two-year period, and to 15% after two years, in each case if certain specified events occur (including if the stock price falls below the floor price for a specified period, if the registration statement is unavailable for an extended period, or if the exchange cap is substantially exhausted). The Yorkville Debentures are convertible at the holder’s option at a conversion price equal to the lower of (i) a fixed price equal to $4.56, or (ii) 95% of the lowest daily volume-weighted average price (“VWAP”) during the five consecutive trading days immediately preceding the date of conversion, subject to a floor price equal to $1.63. Subject to certain repayment limitations while convertible notes remain outstanding to Orion, the Company may redeem the Yorkville Debentures after 181 days at a 10% premium. Upon a change of control, subject to repayment limitations, Yorkville may require the Company to repurchase the Yorkville Debentures at a 10% premium. The Yorkville Debentures are subordinated to the Company’s obligations under the Orion Notes.

The Company has elected the fair value option in measuring the Yorkville Debentures and, accordingly, these are measured at fair value at each reporting date.

The following reconciliation presents the initial recognition of the Yorkville Debentures and activity to September 30, 2026. The table presents the contractual principal and accrued interest amounts and the corresponding amounts measured at fair value under the fair value option.

	Contractual Principal and Accrued Interest	Fair Value
Initial recognition on August 13, 2026	$150,000	$150,000
Deferred interest cost	785	785
Gain from change in fair value	-	(5,243)
Derecognition on conversion to common shares	(40,468)	(46,683)
Balance, September 30, 2026	$110,317	$98,859

As at September 30, 2026, the aggregate unpaid principal and accrued interest balance of the Yorkville Debentures was $110.3 million, compared with an aggregate fair value of $98.9 million. The Company recognizes contractual interest expense separately from changes in fair value with interest capitalized to Thacker Pass - construction in progress.

During the three months ended September 30, 2026, Yorkville converted $40.5 million of principal and accrued interest, and the Company issued 14.3 million common shares to Yorkville. The fair value of the common shares issued upon conversion was determined using the Company’s share price on the dates of conversion.

For the three and nine months ended September 30, 2026, the Company recognized a $5.2 million gain on change in the fair value of the Yorkville Debentures, which is presented in Gain on convertible debt measured at fair value in the Condensed Consolidated Interim Statements of Income (Loss).

Transaction costs related to financial liabilities for which the fair value option has been elected are expensed as incurred. Transaction costs of $7.3 million incurred in connection with the issuance of the Yorkville Debentures were recognized in Transaction costs in the Condensed Consolidated Interim Statements of Income (Loss) for the three and nine months ended September 30, 2026.

10.
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

On March 19, 2026, the Company entered into an equity distribution agreement, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250.0 million (the “March 2026 ATM Program”). As at September 30, 2026, the Company had sold 14.2 million common shares at an average price of $5.25 per share, for net proceeds of $72.6 million after sales agent's commission and other expenses.

LAC Warrant

As described in Note 4, on January 30, 2026, the Company issued the LAC Warrant, which entitles the holder to purchase up to 18,268,687 common shares of the Company at an exercise price of $0.01 per share. Upon issuance of the LAC Warrant, the LAC Warrant liability was derecognized with an offsetting credit of $88.6 million to additional paid-in capital, representing the fair value of the LAC Warrant on the Issuance Date of $88.8 million, net of $0.2 million in issuance costs.

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

11.
NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to the Company’s shareholders by the weighted-average number of common shares outstanding during the period, which includes shares issuable for little to no consideration upon the exercise of the LAC Warrant subsequent to it being equity-classified. Diluted net income (loss) per share is computed similar to basic net income (loss) per share, except the net income (loss) is adjusted to reverse any gain or loss recognized in the period for equity instruments, if dilutive and the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of equity instruments, if dilutive. Potentially dilutive common shares include those under share-based payment arrangements (stock options, restricted share units, deferred share units, and performance share units), the Orion Notes (Note 8) and the Yorkville Debentures (Note 9).

12.
GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the Company’s general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Salaries, benefits and directors’ fees	$3,517	$2,285	$10,848	$7,042
Stock-based compensation	1,943	1,657	6,065	4,309
Professional fees	1,503	1,950	5,676	4,648
Office and administration	1,634	2,547	4,766	5,550
Other [1]	663	1,265	8,141	2,520
Total	$9,260	$9,704	$35,496	$24,069

1
For the nine months ended September 30, 2026, Other includes a $5.4 million contribution made by the Company to the Fort McDermitt Paiute and Shoshone Tribe’s Building Fund, in accordance with its obligations under the Community Benefits Agreement.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

13.
TRANSACTION COSTS

The Company has expensed transaction costs in relation to the following transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
DOE Loan	$-	$-	$1,001	$150
GM’s non-controlling interest related to the JV	-	-	-	8,958
Orion Notes Embedded Derivative	-	-	-	4,379
Yorkville Debentures	7,338	-	7,338	-
Other financing activities	-	643	-	4,795
Total	$7,338	$643	$8,339	$18,282

14.
OTHER INCOME

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Interest earned on cash deposits	$8,832	$1,798	$22,509	$4,562
Other	(286)	(180)	(641)	(257)
Total	$8,546	$1,618	$21,868	$4,305

15.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
Interest received	$29,174	$4,346
Interest paid	$(824)	$(1,045)
Non-cash investing and financing activities
Total non-cash additions to mineral properties, plant and equipment composed of:	$256,401	$119,358
Right-of-use assets obtained in exchange for new finance lease liabilities	3,081	-
Capitalization of stock-based compensation	1,506	991
Capitalization of depreciation	69,664	3,628
Capitalization of interest (Notes 4, 8 and 9)	57,854	15,785
Capitalization of other non-cash interest	340	333
Deposits on long-lead equipment and other long-term prepaids	-	24,058
Construction financing obligation	5,097	-
Other non-cash transactions including working capital changes	118,859	74,563
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,020	$34
Settlement of LAC Warrant obligation through issuance of equity-classified warrants	$88,786	$-
Conversion of Yorkville Debentures into common stock	$40,468	$-

16.
FAIR VALUES OF FINANCIAL INSTRUMENTS
(a)
Financial instruments not measured at fair value

Except as disclosed below, the carrying value of the financial assets and liabilities where the measurement basis is other than fair value approximates their fair values due to the immediate or short-term nature of these instruments, considering there have been no significant changes in credit and market interest rates since the original date. Cash and restricted cash, receivables, accounts payable, royalty obligations, Orion Notes, PPA and the DOE Loan are measured at amortized cost.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

(b)
Measurement of fair value

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified in the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The fair value hierarchy establishes three levels to classify the significance of inputs to valuation techniques used in making fair value measurements of all financial assets and liabilities. At September 30, 2026 and December 31, 2025, there were no financial assets and financial liabilities measured and recognized at fair value on a nonrecurring basis subsequent to initial recognition.

The following table identifies the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. The carrying value is equal to the fair value at each date reported.

		Fair Value at
	Category	September 30, 2026	December 31, 2025
Financial assets
Investment in Green Technology Metals Limited [1]	Level 1	$111	$365
Investment in Ascend Elements, Inc. [2]	Level 3	-	4,498
		$111	$4,863
Financial liabilities
LAC Warrant obligation (Note 4) [3]	Level 3	$-	$83,796
JV Warrant obligation (Note 4) [4]	Level 3	86,775	150,295
Orion Notes Embedded Derivative - conversion feature (Note 8) [5]	Level 3	43,045	102,368
Yorkville Debentures (Note 9) [6]	Level 3	98,859	-
		$228,679	$336,459

1
A loss on change in fair value of $0.1 million (2025 - gain of $0.1 million) and a loss on change in fair value of $0.3 million (2025 - $0.2 million) were recognized in the Condensed Consolidated Interim Statements of Income (Loss) for the three and nine-month periods ended September 30, 2026, respectively.
2
At March 31, 2026, the Company determined the fair value of the investment was $nil based on a review of Ascend Elements’ public disclosures, which indicated there was significant uncertainty regarding the recovery of the Company’s investment. A loss on change in fair value of $nil (2025 - gain of $3.3 million) and loss on change in fair value of $4.5 million (2025 - gain of $1.4 million) was recognized in the Condensed Consolidated Interim Statements of Income (Loss) for the three and nine-month periods ended September 30, 2026, respectively.
3
The fair value of the LAC Warrant, immediately prior to the issuance of the warrants on January 30, 2026, was $88.8 million, calculated using Level 3 inputs and represents the intrinsic value using a share price of $4.87 at January 30, 2026 and the assumed exercise price of $0.01 per share. For the nine months ended September 30, 2026, a loss on change in fair value of $5.0 million was recognized in the Condensed Consolidated Interim Statements of Income (Loss). As described in Note 4, the LAC Warrant obligation was reclassified to equity on January 30, 2026. The fair value of the LAC Warrant at December 31, 2025 was calculated using Level 3 inputs and represents the intrinsic value using a share price of $4.36, assumed exercise price of $0.01 per share and estimates of the impact of increases to equity prior to the number of shares being fixed at the time of issuance of the warrant certificates.
4
The fair value of the JV Warrant, inclusive of the Put, Call and Exchange Agreement obligations, was calculated using Level 3 inputs, including the implied value of the underlying non-voting units, calculated by reference to the market capitalization of the Company’s common shares and the estimated fair value of assets and liabilities of the Company other than its interest in Lithium Nevada Ventures (at the valuation dates, as well as the estimate of time value based on the assumed exchange ratio and the estimated impacts of anticipated future increases in net assets above the JV). For the three and nine months ended September 30, 2026, a gain on change in fair value of $53.6 million and $63.5 million, respectively, was recognized in the Condensed Consolidated Interim Statements of Income (Loss).
5
The fair value of the conversion derivative was determined using a Partial Differential Equation method with the following inputs and assumptions at September 30, 2026: expected volatility of 45%, share price of $2.63, risk-free rate of 5.0% and no expected dividends. For the three and nine months ended September 30, 2026, respectively, a gain on change in fair value of $39.3 million (2025 - loss of $193.8 million) and a gain on change in fair value of $59.3 million (2025 - loss of $187.1 million) were recognized in the Condensed Consolidated Interim Statements of Income (Loss).
6
The fair value of the Yorkville Debentures was determined using the Monte Carlo simulation model and was classified within Level 3 of the fair value hierarchy. Significant inputs and assumptions at September 30, 2026 included: share price of $2.63, expected volatility of 88.5%, risk-free rate of 5.1%, expected term of 4.87 years and the contractual conversion, floor-price, interest-rate step-up, redemption and change-of-control provisions. Significant inputs and assumptions at the inception date of August 13, 2026 included: share price of $3.43, expected volatility of 89.9%, risk-free rate of 4.3%, expected term of 5.0 years and the contractual conversion, floor-price, interest-rate step-up, redemption and change-of-control provisions. For the three and nine months ended September 30, 2026, a gain of $5.2 million was recognized in the Condensed Consolidated Interim Statements of Income (Loss).

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of September 30, 2026 and December 31, 2025, this includes the following:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Royalty obligation (Note 8) [1]	$21,500	$16,385	$21,160	$13,699
Production payment obligation (Note 8) [2]	36,786	54,439	29,684	32,717
Orion Notes host (Note 8) [3]	69,563	71,392	57,649	62,367
DOE Loan (Note 4) [4]	1,196,267	767,904	350,987	301,630
Total	$1,324,116	$910,120	$459,480	$410,413

1
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 27.5% at September 30, 2026 (December 31, 2025 - 26.1%).
2
The estimated fair value involved Level 3 inputs and was determined using a discounted cash flow with a discount rate of 28.1% at September 30, 2026 (December 31, 2025 - 26.8%).
3
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 27.5% at September 30, 2026 (December 31, 2025 - 26.1%).
4
The estimated fair value involved Level 3 inputs and was determined using a discount rate of 11.9% at September 30, 2026 (December 31, 2025 - 8.0%).
17.
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

	2026	2027	2028	2029	2030	Thereafter
Long-lead equipment	$1,799	$868	$5,212	$5,212	$5,212	$9,555
Infrastructure	-	3,413	20,477	20,477	20,477	206,539
Service contracts	32,098	37,682	-	-	-	-
Other	-	5,150	1,175	-	-	-
Total	$33,897	$47,113	$26,864	$25,689	$25,689	$216,094

18.
SUBSEQUENT EVENTS

On October 7, 2026, the Company contributed an additional $120 million in reserve account funding required pursuant to the OWCA to the DOE Loan.

On November 11, 2026, the Company announced a definitive capital cost estimate (“Capex Estimate”) for Thacker Pass Phase 1 and revised its estimated Capex Estimate to approximately $3.83 billion, including contingency, compared to the previous estimate of $2.93 billion. As a result of the revised Capex Estimate and other changes in Project assumptions, the Company identified an incremental funding requirement of approximately $995 million.

Pursuant to (a) an omnibus waiver, consent, and amendment to the DOE Loan (the “OWCA 3”) signed on November 10, 2026 and related loan documents, and (b) agreements among DOE, the Company, and GM, it is anticipated the incremental funding requirement will be fully met through, collectively, $650 million in contributions from the Company to the Thacker Pass JV level and, as and when required, $315 million currently credited to certain reserve accounts established and funded under the DOE Loan. In addition, amendments to the DOE Loan documents pursuant to the OWCA 3 will decrease the funding requirement of the Sustaining Capex Reserve Account (“SCRA”) by approximately $30 million during and after the ramp-up period of the Project.

LITHIUM AMERICAS CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except for per share amounts; shares and equity instruments in thousands)

The Company’s contributions on October 7, 2026, of $120 million in reserve account funding required pursuant to the OWCA, and $650 million toward the incremental funding requirement as a result of the Capex Estimate, will result in an increase to the Company’s ownership percentage in the JV. The Company is working with the DOE and GM to finalize the related implications on JV interest holdings.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information concerning the Company’s financial condition and results of operations and should be read in conjunction with the Company’s unaudited condensed consolidated interim financial statements (“Interim Statements”) and the notes thereto for the three and nine months ended September 30, 2026 and audited consolidated financial statements and the notes thereto for the years ended December 31, 2025 and 2024 (“FY 2025” and “FY 2024,” respectively). The financial information in this MD&A is derived from the Interim Statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used, please refer to the discussion under “Use of Non-GAAP Financial Measures and Reconciliations.” This item should be read in conjunction with the Company’s Interim Statements and the notes thereto included in this Form 10-Q.

The Company’s fiscal year is the 12-month period ending December 31. All references to “Q3 2026” and “Q3 2025” are to the fiscal quarters for the three-month periods ended September 30, 2026 and September 30, 2025, respectively. All references to “YTD Q3 2026” and “YTD Q3 2025” are to the nine-month periods ended September 30, 2026 and September 30, 2025, respectively. Amounts stated in this MD&A are in U.S. dollars, unless otherwise indicated.

COMPANY BACKGROUND

Lithium Americas Corp. (the “Company,” “Lithium Americas” or “LAC”) is principally focused on development of Thacker Pass (“Thacker Pass” or the “Project”), a sedimentary-based lithium project located in the McDermitt Caldera in Humboldt County in north-western Nevada, U.S. Thacker Pass is owned by Lithium Nevada LLC (“LN”), a wholly owned subsidiary of Lithium Nevada Ventures LLC (“Lithium Nevada Ventures”), the joint venture (“JV”) between General Motors Holdings LLC (“GM”) and the Company (together, the “JV Partners”). As of September 30, 2026, the Company owned a 62% interest in Thacker Pass and managed the Project, GM owned a 38% interest in Thacker Pass, and the DOE owned a warrant to purchase 8,656,509,695 non-voting units of the JV, which was equal to a 5% economic interest in the JV on January 30, 2026 (the “Issuance Date”), at an exercise price of $0.0001 per unit (the “JV Warrant”). The JV is consolidated in the Interim Statements of the Company.

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

The Company’s head office and principal address is Suite 3260, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

Q3 2026 AND SUBSEQUENT TO Q3 2026 HIGHLIGHTS

•
As of September 30, 2026, the Company had approximately $1.3 billion total cash and restricted cash, including $359.5 million at the Thacker Pass JV level.
o
The Company issued and sold 1.1 million common shares during Q3 2026 at an average price of $3.87 per share for aggregate net proceeds of $4.1 million after sales agent's commission and other expenses, pursuant to its March 19, 2026 at-the-market (“ATM”) equity program (the “March 2026 ATM Program”).
o
On August 21, 2026, the Company received its fourth advance of $239.0 million on the U.S. Department of Energy (“DOE”) loan (“DOE Loan”). Cumulative advances total $1.448 billion.
o
On August 5, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with YA II PN, Ltd., an affiliate of Yorkville Advisors Global, LP (“Yorkville”), for up to $175 million in aggregate principal amount of subordinated convertible debentures (the “Yorkville Debentures”). On August 13, 2026, the Company issued $150 million in Yorkville Debentures to Yorkville. The Company retains the right to, subject to certain conditions, issue up to an additional $25 million in Yorkville

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Debentures in one or more subsequent closings at its discretion. During Q3 2026, Yorkville converted $40.5 million of principal and accrued interest and the Company issued 14.3 million common shares to Yorkville.
•
On October 7, 2026, the Company contributed the additional $120 million in reserve account funding required pursuant to the October 7, 2025 omnibus waiver, consent and amendment (as amended, the “OWCA”) to the DOE Loan.
•
As of November 11, 2026, the Company had 377,334,749 shares issued and outstanding.
•
The Company continues to progress major construction at Thacker Pass Phase 1, targeting mechanical completion in late 2027, with ramp-up through 2028.
•
On November 11, 2026, the Company announced a definitive capital cost estimate (“Capex Estimate”) for Thacker Pass Phase 1 of $3.83 billion (including contingency) (see below Capital Expenditure and 2026 Capex Guidance section for more information), that included the following Project update as of September 30, 2026 (unless otherwise indicated):
o
4.7 million workhours were completed at Thacker Pass without a serious injury or lost-time incident.
o
Approximately 1,900 personnel on site, including over 1,600 craft workers, increasing to approximately 2,200 total personnel by year end 2026 as construction ramps up to peak labor and peak activity.
o
Both detailed engineering design and procurement of equipment and materials are well advanced, with detailed engineering completed and procurement at over 90% completed. Outstanding procurement consists mainly of finishing final deliveries of equipment and bulk materials to site, which are expected by year end 2026.
o
Over 80% of the value for third-party contracts has been committed with over 50% incurred.
o
The Company commenced awarding equipment contracts in late 2024 and early 2025, which has supported the de-risking of the construction schedule. Proximate to September 30, 2026, approximately 60 truckloads of equipment and materials were arriving to site each day as major long-lead equipment, along with other key equipment and materials, were being delivered to Thacker Pass. Deliveries have included certain key equipment with long lead times, such as the 115 kV main transformer, the steam turbine generator and major process vessels.
o
All major structural steel was delivered to the site by the end of August 2026. Structural steel for key facilities in the processing plant area, including the Filter Building, the Magnesium Sulfate Building and the Lithium Carbonate Building, continue to advance with steel installations enabling mechanical and piping activity.
o
Both above-ground and underground piping installations are progressing across multiple work fronts throughout the site. At the end of October 2026, 80% of the required fabricated piping material was either in transit or delivered to site.
o
Major concrete work required throughout the site continues to progress, with concrete finishing being a priority to ensure quality and readiness for follow-on work.
•
The following Project development milestones are targeted for the remainder of 2026:
o
Delivery of all packaged equipment and all remaining miscellaneous structural steel.
o
Structural completion of the main field erected tanks.
o
All structural concrete foundations required at the site are expected to be completed.
o
Early commissioning of utilities in the individual plants is expected to commence.
o
Connecting the electrical utility grid to the site substation and the subsequent energization of certain key components in the process plant.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

•
Construction at the Company’s Transload Terminal (“TLT”) west of Winnemucca continues. In Q3 2026, installation of rail stabilization (geo-membrane) and sub-ballast achieved 95% completion, the first concrete was poured, powerline relocation work commenced and construction of the main line railroad turnout was completed and is now ready for installation. Completion of the TLT is targeted in 2027 to align with startup at Thacker Pass to support operations by serving as a critical logistics hub for the operation’s reagents.
•
The Company’s contributions on October 7, 2026, of $120 million in reserve account funding required pursuant to the OWCA, as noted above, and $650 million in contributions toward the incremental funding requirement as a result of the Capex Estimate, will result in an increase to the Company’s ownership percentage in the JV. The Company is working with the DOE and GM to finalize the related implications on JV interest holdings.

CAPITAL EXPENDITURE AND 2026 CAPEX GUIDANCE

The Company has completed an updated Capex Estimate for Thacker Pass Phase 1 that reflects achieving advanced levels of construction, detailed engineering and procurement and further incorporates external factors, which have arisen following declaration of the final investment decision (“FID”) in April 2025. The updated Capex Estimate of $3.83 billion (including contingency) represents an increase from the prior Capex Estimate of $2.93 billion and reflects:

•
Tariff and logistics – total impact of approximately $100 million. The tariff exposure estimate is now reduced to approximately $60 million (from the previously disclosed estimate of between $80 million and $100 million), now that most of the equipment and materials have been received. Logistics costs have been heavily impacted by increases in fuel prices, reductions in the availability of U.S. fabrication capacity and challenging global and national shipping conditions (i.e., requirements to reroute shipments due to regional constraints to protect the construction schedule, constraints in U.S. logistics and reduced open sea lane availability).
•
Craft labor wage rates and compensation package inflation – total impact of approximately $150 million. Higher than anticipated escalation in union labor craft wage rates and incentives, due to higher than anticipated levels of regional competition for skilled union labor.
•
Labor install rates for piping, steel and equipment – total impact of approximately $245 million. Labor hour costs related to install rates have been updated to reflect anticipated hours based on the current availability of quality labor. Regional competition is stretching the availability of union labor beyond what was anticipated. Actual install rates for the steel, piping and mechanical disciplines are now better known based on early installation quantities, allowing the Company to develop estimates with a higher level of accuracy and confidence.
•
Engineering, procurement and construction management (“EPCM”) and contractor staffing levels – total impact of approximately $100 million. The Project’s EPCM contractor, Bechtel, and its contractors required more engineers and construction staff to complete the Project. Given the advanced levels of detailed engineering, the required number of personnel can now be estimated with higher confidence.
•
EPCM and contractor staff wage rates – total impact of approximately $150 million. The Project’s EPCM and various contractors have also been exposed to inflationary and competitive wages, as well as increased incentives, to be able to continue to attract quality craft professionals.
•
Additional contingency – impact of approximately $150 million. Allocating an additional 10% contingency on estimated capital costs that have not yet been committed or spent.

The Capex Estimate risk profile has been lowered with advanced levels of engineering and procurement completed, all earthworks and geotechnical risks have passed, and all remaining key long-lead equipment is expected to mobilize to site during November 2026. Further, the number of craft workers already on site lowers the risk associated with being able to achieve peak labor requirements by the end of 2026. For the remainder of construction, primary risks include costs associated with attraction and retention of quality craft labor and sustaining planned installation rates.

The Company estimates the incremental funding requirement arising from the Capex Estimate and other assumption changes to be approximately $995 million, summarized as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

•
Incremental capital expenditure of $895 million;
•
An additional $58 million from net increases to Sustaining Capex Reserve Account requirements under the DOE Loan through March 2028, driven by increased levels of sustaining capital in 2028 and 2029; and
•
A further net increase of $42 million across all other areas, including increases to other pre-completion expenditures, partially offset by improved estimated operating cash flow during the 2028 ramp-up period, largely resulting from changes in the pricing forecast for lithium carbonate.

Pursuant to (a) an omnibus waiver, consent, and amendment to the DOE Loan (the “OWCA 3”) signed on November 10, 2026 and related loan documents, and (b) agreements among DOE, the Company, and GM, it is anticipated the incremental funding requirement will be fully met through, collectively, $650 million in contributions from the Company to the Thacker Pass JV level and, as and when required, $315 million currently credited to certain reserve accounts established and funded under the DOE Loan. In addition, amendments to the DOE Loan documents pursuant to the OWCA 3 will decrease the funding requirement of the Sustaining Capex Reserve Account (“SCRA”) by approximately $30 million during and after the ramp-up period of the Project. These contributions will result in an increase to the Company’s ownership percentage in the JV.

Peak capital expenditure is expected to be in fiscal year 2026, with the balance of capital expenditure spent throughout 2027 and into 2028 during ramp-up.

As of September 30, 2026, a total of $2.4 billion of construction capital costs and other project-related costs had been capitalized, of which $2.3 billion is part of the total Capex Estimate. The Company is now targeting a total Capex Estimate range of $1.7 billion to $2.0 billion for Thacker Pass Phase 1 for fiscal year 2026.

The table below summarizes capital expenditure in the three and nine months ended September 30, 2026, cumulative capital expenditure to September 30, 2026, as well as the Company’s 2026 capital expenditure guidance (“Capex Guidance”).

(in US$ millions, except as noted)	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	Fiscal Year 2026 Capex Guidance	Cumulative to September 30, 2026
Thacker Pass Phase 1 construction costs included in the total Capex Estimate [1,2]	$639.6	$1,398.7	$1.6 - $1.9 billion	$2,261.3
Other capitalized development costs for Thacker Pass [3]	5.7	21.1	30.0 - 40.0	114.2
Capitalized interest, including the Orion Notes and DOE Loan	17.2	45.1	55.0 - 65.0	72.1
Total	$662.5	$1,464.9	$1.7 - $2.0 billion	$2,447.6
1
Thacker Pass Phase 1 construction costs cumulative to September 30, 2026 and those estimated for fiscal year 2026, do not include $19.5 million and $8.0 million, respectively, of community contributions that are required to be expensed under U.S. GAAP, though these were included in the Capex Estimate.
2
Thacker Pass Phase 1 construction costs cumulative to September 30, 2026, and those estimated for fiscal year 2026, includes actual tariffs incurred through September 30, 2026. Thacker Pass Phase 1 construction costs estimate for fiscal year 2026 also includes estimated tariff exposure, primarily for equipment and construction materials sourced from Canada, China, India, UAE, Turkey and the European Union. The Company continues to closely monitor potential tariff exposure; however, changes in tariffs and trade restrictions can be announced with little or no advance notice. Thacker Pass Phase 1 construction costs estimate for fiscal year 2026 also include an estimate for the movement in the balance of prepaid construction costs and deposits on long-lead equipment during 2026, both of which are excluded from cumulative construction costs until the goods and services have been received at Thacker Pass.
3
Other capitalized development costs are required to be capitalized under U.S. GAAP, though these were not included in the Capex Estimate.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

MATERIAL RELATIONSHIPS AND RELATED AGREEMENTS

DOE ATVM Loan Program

The DOE and the Company’s subsidiary, LN, executed the DOE Loan on October 28, 2024 for a construction facility with a maximum borrowing of $1.97 billion plus up to $289.6 million of capitalized interest for a total of $2.26 billion, provided under the Advanced Technology Vehicles Manufacturing (“ATVM”) Loan Program, to fund eligible construction costs of Thacker Pass through November 30, 2028. The DOE Loan was amended on December 20, 2024 to accommodate the formation of Lithium Nevada Ventures, and further amended on October 7, 2025 pursuant to the OWCA, which reduced the expected total loan amount to $2.23 billion (reflecting lower estimated capitalized interest during construction of $256 million).

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

As of November 11, 2026, the Warrants had not been exercised.

Periodic repayments of principal and interest on the DOE Loan commence January 20, 2029, which has a maturity date of July 20, 2048. Prepayment is permitted at any time, subject to certain conditions.

As of September 30, 2026, the Company received advances under the DOE Loan of $435.0 million on October 20, 2025, $432.0 million on February 24, 2026, $342.0 million on June 3, 2026, and $239.0 million on August 21, 2026.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

If the DOE exercises the JV Warrant in full, the JV economic interests would (prior to the Company funding the additional $120 million DOE Loan reserve accounts that occurred on October 7, 2026 and the Company’s $650 million in contributions to the JV for the incremental funding requirement as a result of the Capex Estimate) be 59% the Company (which continues as manager of the Project), 36% GM, and 5% DOE, with voting interest unchanged at 62% and 38% for Lithium Americas and GM, respectively. The Company is working with the DOE and GM to finalize the related implications on JV interest holdings following the funding contribution mentioned above. The DOE has observer rights at JV Board meetings for so long as it holds the JV Warrant or non-voting JV units. The DOE and GM have certain rights under the Put, Call and Exchange Agreement that may result in ownership adjustments.

Orion Resource Partners

On April 1, 2025 (the “Orion Closing Date”), the Company closed a $250.0 million strategic investment (the “Orion Investment”) from fund entities managed by Orion Resource Partners LP (collectively, “Orion”) for the development and construction of Thacker Pass.

Orion purchased $195.0 million in aggregate principal amount of senior unsecured convertible notes (the “Orion Notes”) and entered into a production payment agreement (“PPA”) for $25.0 million, under which payments correspond to minerals processed and gross revenue from Thacker Pass (together, the Orion Notes and PPA represent an initial investment of $220.0 million). Orion has committed to purchase an additional $30.0 million in aggregate principal amount of Orion Notes within two years of the Orion Closing Date (the “Orion Delayed Draw Notes”), subject to the satisfaction of certain conditions precedent, upon request by the Company.

The Orion Notes mature on April 1, 2030 and accrue interest at 9.875% annually, payable quarterly in arrears in cash or, at the Company’s option, by capitalizing to principal. The Orion Notes are convertible at the holder’s option at any time prior to maturity at an initial conversion price of $3.78 per share, subject to certain adjustments. In October 2025, Orion converted $97.5 million of principal, and the Company issued 25.8 million common shares to Orion, with future interest payable reduced pro rata.

Under the PPA, Orion is entitled to fixed and variable production payments on the first 41,500 tonnes of lithium processed at Thacker Pass annually, subject to certain adjustments.

Yorkville Advisors

On August 5, 2026, the Company entered into the Purchase Agreement with Yorkville for the Yorkville Debentures. At the initial closing on August 13, 2026, the Company issued $150 million in Yorkville Debentures. The Company retains the right to issue up to an additional $25 million in Yorkville Debentures (the “Yorkville Delayed Draw Notes”) in one or more subsequent closings at its discretion, subject to conditions as further described in the Purchase Agreement.

The Yorkville Debentures mature five years after each funding date and accrue interest at 5% per annum, payable semi-annually in arrears in cash or, at the Company’s option, by capitalizing to principal. The interest rate increases to 7.50% during the initial two-year period, and to 15% after two years, in each case if certain specified events occur (including if the stock price falls below the floor price for a specified period, if the registration statement is unavailable for an extended period, or if the exchange cap is substantially exhausted). The Yorkville Debentures are convertible at the holder’s option at a conversion price equal to the lower of (i) a fixed price equal to $4.56, or (ii) 95% of the lowest daily volume-weighted average price (“VWAP”) during the five consecutive trading days immediately preceding the date of conversion, subject to a floor price equal to $1.63. Subject to certain repayment limitations while convertible notes remain outstanding to Orion, the Company may redeem the Yorkville Debentures after 181 days at a 10% premium. Upon a change of control, subject to repayment limitations, Yorkville may require the Company to repurchase the Yorkville Debentures at a 10% premium. The Yorkville Debentures are subordinated to the Company’s obligations under the Orion Notes.

During Q3 2026, Yorkville converted $40.5 million of principal and accrued interest and the Company issued 14.3 million common shares to Yorkville, with future interest payable reduced pro rata.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Department of War Grant

In August 2024, the Company received approval for an $11.8 million grant from the U.S. Department of War (previously known as the Department of Defense) to support local power infrastructure upgrades and construction of a transloading facility. At September 30, 2026, $10.9 million of eligible costs had been incurred and $0.9 million remained available.

RESULTS OF OPERATIONS

The selected consolidated financial information set out below has been derived from the Company's audited consolidated annual financial statements for FY 2025 and the Interim Statements and should be read in conjunction with those consolidated financial statements and the related notes thereto.

The Nine Months Ended September 30, 2026 compared with the Nine Months Ended September 30, 2025

The following table provides a summary of the Company’s Condensed Consolidated Interim Statements of Income (Loss) for YTD Q3 2026 compared with YTD Q3 2025.

	For the Nine Months Ended September 30,
(in US$ millions except for per share amounts)	2026	2025	Change
Net income (loss)	$96.4	$(223.9)	$320.3
Net income (loss) attributable to LAC stockholders	76.4	(220.8)	297.2
Net income (loss) per share – basic - attributable to common stockholders	0.21	(0.98)	1.19
Net loss per share - diluted - attributable to common stockholders	(0.13)	(0.98)	0.85

Net income (loss) comprised of:
General and administrative expenses	$(35.5)	$(24.1)	$(11.4)
Transaction costs	(8.3)	(18.3)	10.0
Gain (loss) on financial instruments measured at fair value:
Gain on LAC Warrant and JV Warrant obligations	58.5	-	58.5
Gain (loss) on convertible debt and conversion feature	59.3	(187.1)	246.4
Gain on convertible debt measured at fair value	5.2	-	5.2
Gain (loss) on financial instruments measured at fair value	(4.8)	1.2	(6.0)
Other income	21.9	4.3	17.6

General and administrative expenses increased to $35.5 million in YTD Q3 2026 (YTD Q3 2025 - $24.1 million) due to increased hiring, share-based compensation, community investment, and regulatory and professional fees supporting expanded operations.

Transaction costs decreased to $8.3 million in YTD Q3 2026 (YTD Q3 2025 - $18.3 million). YTD Q3 2026 costs primarily related to advisory and professional fees for the Yorkville Debentures issuance in August 2026 and the LAC Warrant and JV Warrant issuances on January 30, 2026, while YTD Q3 2025 costs primarily related to the Orion Investment and advisory fees due upon achieving FID for Thacker Pass Phase 1.

The LAC Warrant and the JV Warrant were initially recognized as financial liabilities on October 7, 2025. A $5.0 million loss on change in fair value of the LAC Warrant was recognized in YTD Q3 2026 (YTD Q3 2025 - $nil), primarily reflecting the increase in the Company’s share price from $4.36 on December 31, 2025 to $4.87 on January 30, 2026, when the LAC Warrant was issued and reclassified to equity. A $63.5 million gain on change in fair value of the JV Warrant, including obligations under the Put, Call and Exchange Agreement, was recognized in YTD Q3 2026 (YTD Q3 2025 - $nil), primarily reflecting the decrease in share price from $4.36 on December 31, 2025 to $2.63 on September 30, 2026.

A $59.3 million gain on change in fair value of the embedded derivative associated with the Orion Notes (the “Embedded Derivative”) was recognized in YTD Q3 2026, primarily reflecting the decrease in the Company’s share price from $4.36 at December 31, 2025 to $2.63 at September 30, 2026. A $187.1 million loss on change in fair value of the Embedded Derivative was recognized in YTD Q3 2025, primarily reflecting the increase in the Company’s share price from $2.76 at April 1, 2025 to $5.71 at September 30, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

A $5.2 million gain on change in fair value of the Yorkville Debentures was recognized in YTD Q3 2026 (YTD Q3 2025 - $nil), primarily reflecting the decrease in the Company’s share price from $3.43 at issuance on August 13, 2026 to $2.63 at September 30, 2026.

A $4.8 million loss on financial instruments measured at fair value was recognized in YTD Q3 2026 (YTD Q3 2025 - $1.2 million gain), primarily consisting of a $4.5 million loss on change in fair value of the Company’s investment in Ascend Elements, Inc. (“Ascend Elements”) (YTD Q3 2025 - $1.4 million gain). During YTD Q3 2026, the Company determined the fair value of the Ascend Elements investment was $nil based on public disclosures indicating significant uncertainty regarding recovery.

Other income for YTD Q3 2026 increased to $21.9 million (YTD Q3 2025 - $4.3 million), primarily due to higher interest income from increased balances in interest-generating bank accounts, driven largely by proceeds from the Company’s ATM programs.

The Three Months Ended September 30, 2026 compared with the Three Months Ended September 30, 2025

The following table provides a summary of the Company’s Condensed Consolidated Interim Statements of Income (Loss) for Q3 2026 compared with Q3 2025.

	For the Three Months Ended September 30,
(in US$ millions except for per share amounts)	2026	2025	Change
Net income (loss)	$90.1	$(199.2)	$289.3
Net income (loss) attributable to LAC stockholders	74.7	(197.7)	272.4
Net income (loss) per share – basic - attributable to common stockholders	0.19	(0.83)	1.02
Net loss per share – diluted - attributable to common stockholders	(0.05)	(0.83)	0.78

Net income (loss) comprised of:
General and administrative expenses	$(9.3)	$(9.7)	$0.4
Transaction costs	(7.3)	(0.6)	(6.7)
Gain (loss) on financial instruments measured at fair value:
Gain on JV Warrant obligation	53.6	-	53.6
Gain (loss) on convertible debt and conversion feature	39.3	(193.8)	233.1
Gain on convertible debt measured at fair value	5.2	-	5.2
Gain (loss) on financial instruments measured at fair value	(0.1)	3.4	(3.5)
Other income	8.5	1.6	6.9

Transaction costs increased to $7.3 million in Q3 2026 (Q3 2025 - $0.6 million). Q3 2026 costs primarily related to advisory and professional fees for the issuance of the Yorkville Debentures.

The JV Warrant was initially recognized as a financial liability on October 7, 2025. A $53.6 million gain on change in fair value of the JV Warrant, including obligations under the Put, Call and Exchange Agreement, was recognized in Q3 2026 (Q3 2025 - $nil), primarily reflecting the decrease in the Company’s share price from $3.85 on June 30, 2026 to $2.63 on September 30, 2026.

A $39.3 million gain on change in fair value of the Embedded Derivative was recognized in Q3 2026, primarily reflecting the decrease in the Company’s share price from $3.85 at June 30, 2026 to $2.63 at September 30, 2026. A $193.8 million loss on change in fair value of the Embedded Derivative was recognized in Q3 2025, primarily reflecting the increase in the Company’s share price from $2.68 at June 30, 2025 to $5.71 at September 30, 2025.

A $5.2 million gain on change in fair value of the Yorkville Debentures was recognized in Q3 2026 (Q3 2025 - $nil), primarily reflecting the decrease in the Company’s share price from $3.43 at issuance on August 13, 2026 to $2.63 at September 30, 2026.

Other income increased to $8.5 million in Q3 2026 (Q3 2025 - $1.6 million), primarily due to higher interest income from increased balances in interest-generating bank accounts, driven largely by proceeds from the Company’s ATM programs.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Selected financial position information

(in US$ millions)	September 30, 2026	December 31, 2025	Change
Cash and restricted cash	$1,258.7	$905.6	$353.1
Mineral properties, plant and equipment, net	2,569.9	1,344.0	1,225.9
Total assets	3,945.8	2,579.0	1,366.8
Total liabilities	1,853.2	992.4	860.8

At September 30, 2026, total assets increased by $1.4 billion from December 31, 2025, driven primarily by a $353.1 million increase in cash and restricted cash and a $1.226 billion net increase in mineral properties, plant and equipment, partially offset by a $205.8 million decrease in deferred financing costs.

•
Cash and restricted cash increased primarily from DOE Loan advances, proceeds from the issuance of the Yorkville Debentures, and proceeds from the Company’s ATM programs, partially offset by cash outflows related to Thacker Pass construction costs, general and administrative expenses, and transaction costs. DOE Loan advances are held in restricted bank accounts owned by LN and managed by a collateral agent.
•
Mineral properties, plant and equipment, net increased mainly due to continued development of Thacker Pass, including costs associated with completion of the Work Force Hub, ongoing engineering and procurement activities, payments towards long-lead equipment as well as continued on-site construction works. In addition, in YTD Q3 2026, finance costs related to Thacker Pass totaling $51.6 million, including interest on the Orion Investment, DOE Loan advances and Yorkville Debentures, were capitalized.
•
Deferred financing costs decreased due to reclassification of $205.8 million in unamortized costs related to the second, third and fourth DOE Loan advances. Upon signing the OWCA, $400.2 million in transaction costs were recorded as an asset. As funds are advanced, these costs are allocated to the DOE Loan liability proportionally and amortized as interest over the loan term using the effective interest method.

At September 30, 2026, total liabilities increased by $860.8 million compared to December 31, 2025, primarily driven by the following:

•
an $845.3 million increase in the DOE Loan, reflecting advances of $1.013 billion and $32.6 million of capitalized interest costs, net of $200.4 million of amortized deferred financing costs;
•
a $98.9 million increase in the Yorkville Debentures, reflecting the fair value of convertible debentures issued in Q3 2026 at September 30, 2026;
•
a $98.2 million increase in accounts payable and accrued liabilities, largely reflecting continued ramp-up in the activities associated with the development of Thacker Pass;
•
an $83.8 million decrease in the LAC Warrant obligation, reflecting the $88.8 million fair value reclassified to equity on January 30, 2026, partly offset by a $5.0 million loss recognized for the fair value increase from December 31, 2025 to January 30, 2026; and
•
a $63.5 million decrease in the JV Warrant obligation reflecting the fair value decrease from December 31, 2025 to September 30, 2026.

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

At September 30, 2026, the Company had cash of $961.6 million (December 31, 2025 - $568.2 million), restricted cash of $297.1 million (December 31, 2025 - $337.4 million), and working capital (non-GAAP) of $986.4 million (December 31, 2025 - $734.8 million). DOE Loan advances, cash flows from Thacker Pass, and other amounts received by LN are required to be held in restricted cash accounts owned by LN and managed by a collateral agent, pursuant to the Collateral Agency and

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

Accounts Agreement (as amended, the “Accounts Agreement”) by and among LN, DOE, and Citibank, N.A. as collateral agent and depositary bank (“Depositary Bank”). LN must comply with certain reporting and notice requirements to draw upon or deposit amounts in these accounts. DOE Loan advances typically occur quarterly, and the Company draws upon those funds monthly.

The Company completed an updated Capex Estimate for Thacker Pass Phase 1 of $3.83 billion, including contingency, compared to the previous Capex Estimate of $2.93 billion. The Company estimates the incremental funding requirement arising from the updated Capex Estimate and other assumption changes to be approximately $995 million, summarized as follows:

•
Incremental capital expenditure of $895 million;
•
An additional $58 million from net increases to Sustaining Capex Reserve Account requirements under the DOE Loan through March 2028, driven by increased levels of sustaining capital in 2028 and 2029; and
•
A further net increase of $42 million across all other areas, including increases to other pre-completion expenditures, partially offset by improved estimated operating cash flow during the 2028 ramp-up period, largely resulting from changes in the pricing forecast for lithium carbonate.

It is anticipated that the incremental funding requirement will be fully met through, collectively, $650 million in contributions from the Company to the JV and, as and when required, $315 million currently credited to certain reserve accounts established and funded under the DOE Loan. In addition, amendments to the DOE Loan documents will decrease the funding requirement of the SCRA by approximately $30 million during and after the ramp-up period of the Project.

The Company has the following sources of liquidity or capital resources, which are also described above in sections Q3 2026 and Subsequent to Q3 2026 Highlights and Material Relationships and Related Agreements.

Debt

On April 1, 2025, the Company closed the Orion Investment for gross proceeds of $220.0 million. Subject to certain conditions, Orion agreed to purchase an additional $30.0 million in Orion Delayed Draw Notes within two years of the Orion Closing Date upon the Company’s request. In October 2025, Orion converted $97.5 million of principal and accrued interest into 25.8 million common shares. At September 30, 2026, the convertible debt principal balance was $118.9 million (December 31, 2025 - $110.5 million), with remaining principal and deferred interest due in April 2030, unless redeemed or converted early.

On October 28, 2024, the Company closed the $2.26 billion DOE Loan under the ATVM Loan Program to finance construction of Phase 1 processing facilities at Thacker Pass. On October 7, 2025, the Company and DOE entered into the OWCA, which reduced the expected total loan amount to $2.23 billion (due to lower estimated capitalized interest of $256.0 million), while principal remained at $1.97 billion. The Company received its initial advance of $435.0 million on October 20, 2025, followed by its second advance of $432.0 million on February 24, 2026, third advance of $342.0 million on June 3, 2026, and fourth advance of $239.0 million on August 21, 2026, with advances totaling $1.448 billion to September 30, 2026. The Company agreed to contribute an additional $120 million to DOE Loan reserve accounts within 12 months of the OWCA, which occurred on October 7, 2026. Principal and interest repayments do not commence until January 2029.

On August 5, 2026, the Company entered into the Purchase Agreement for up to $175 million of Yorkville Debentures and $150 million was issued at initial closing on August 13, 2026. In Q3 2026, Yorkville converted $40.5 million of principal and accrued interest into 14.3 million common shares. The Company retains the right to issue up to an additional $25 million in Yorkville Delayed Draw Notes. The Yorkville Debentures are subordinated to the Orion Notes. At September 30, 2026, the convertible debt principal balance and accrued interest was $110.3 million, with remaining principal and deferred interest due in August 2031, unless redeemed or converted early. See “Yorkville Advisors” above for further discussion.

Joint Venture with GM

On October 15, 2024, the Company and GM entered into the Investment Agreement to establish the JV for funding, developing, constructing, and operating Thacker Pass. As of September 30, 2026, GM has contributed $430.0 million in

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

cash to the JV. In August 2025, GM provided a $195 million LC Facility, which bears no interest and matures with the DOE Loan, unless otherwise withdrawn under the Investment Agreement.

At September 30, 2026, the Company's net assets of $2.1 billion included $1.4 billion held in the JV (inclusive of GM's non-controlling interest), of which $1.4 billion was held by LN. The DOE Loan restricts transfers of assets from LN to the Company, including prohibitions on dividend payments, loans, other payments, and transfers of collateral. Exceptions to such restrictions are possible upon satisfaction of certain conditions, including construction milestones. The DOE Loan also requires LN to maintain working capital (non-GAAP) sufficient to cover project-related costs. The JV Transaction documents impose additional restrictions on asset transfers from LN, including transfers of material assets outside the ordinary course or assets exceeding $5.0 million (subject to exceptions for lithium sales in the ordinary course or sales of non-productive assets under $10.0 million).

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

On March 19, 2026, the Company established the March 2026 ATM Program, pursuant to which the Company may sell its common shares, no par value, up to a maximum aggregate offering price of $250.0 million. As at September 30, 2026, the Company had sold 14.2 million common shares at an average price of $5.25 per share, for net proceeds of $72.6 million after sales agent's commission and other expenses. The remaining capacity under the March 2026 ATM Program is $175.7 million.

Cash Flow Summary

	For the Nine Months Ended September 30,
(in US$ millions)	2026	2025
Net cash used in operating activities	$(21.1)	$(47.1)
Net cash used in investing activities	(1,039.1)	(525.7)
Net cash provided by financing activities	1,413.3	364.2
Change in cash and restricted cash	353.1	(208.6)
Cash and restricted cash – beginning of period	905.6	594.2
Cash and restricted cash – end of period	$1,258.7	$385.6

Operating Activities

Net cash used in operating activities in YTD Q3 2026 was $21.1 million, compared to net cash used of $47.1 million in YTD Q3 2025, primarily due to higher interest income of $17.9 million and lower transaction costs of $9.9 million.

Investing Activities

Net cash used in investing activities in YTD Q3 2026 was $1.0 billion, an increase of $513.4 million from YTD Q3 2025, primarily due to higher construction activity and expenditures at Thacker Pass.

Financing Activities

Net cash provided by financing activities in YTD Q3 2026 was $1.4 billion, compared to net cash provided by financing activities of $364.2 million in YTD Q3 2025. YTD Q3 2026 net proceeds received from financing transactions included $189.7 million in net proceeds from the November 2025 ATM Program, $72.6 million in net proceeds from the March 2026 ATM Program, $1.0 billion from DOE Loan advances and net proceeds from the issuance of the Yorkville Debentures of $142.7 million, partially offset by principal payments for finance lease obligations and financing fees. In YTD Q3 2025, net proceeds received from financing transactions included $211.8 million for the Orion Notes and PPA, $100.0 million

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

contribution from GM to the JV at FID, and $66.1 million in net proceeds from ATM programs, partially offset by principal payments for finance lease obligations and financing fees.

Contractual Obligations

The Company’s contractual obligations, commitments under long-term purchase agreements and other commitments as at September 30, 2026 are disclosed in Notes 4, 7, 8, 9 and 17 to the Interim Statements for the nine months ended September 30, 2026.

OFF-BALANCE SHEET ARRANGEMENTS

As at September 30, 2026, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

DECOMMISSIONING PROVISION AND RECLAMATION BONDS

The carrying value of the decommissioning liability arising from exploration and development activities at Thacker Pass was $0.5 million as of September 30, 2026 (December 31, 2025 - $0.5 million). The Company has a $1.7 million reclamation bond payable to the Bureau of Land Management (“BLM”), guaranteed by a third-party insurance company, with $0.3 million accepted and obligated for exploration projects. In February 2025, a $73 million reclamation bond payable to the BLM was established for Thacker Pass and accepted and obligated in March 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Interim Statements for September 30, 2026 have been prepared in accordance with U.S. GAAP. Preparation of these Interim Statements requires management to make estimates affecting reported amounts of assets, liabilities, and expenses. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies of the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2025. A summary of the Company’s critical accounting estimates is described in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies or estimates during the nine months ended September 30, 2026, aside from the application of the accounting policy to the Yorkville Debentures as described in Note 1 to the Interim Statements for the nine months ended September 30, 2026.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the audited consolidated financial statements for the year ended December 31, 2025 and Note 1 to the Interim Statements for the nine months ended September 30, 2026.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Expressed in US dollars, unless stated otherwise)

“Working capital” is the difference between current assets and current liabilities, derived from the Company’s consolidated financial statements and applied on a consistent basis, as appropriate. Various assets and liabilities fluctuate significantly from month to month depending on short-term liquidity needs. The Company discloses this measure because it believes it assists readers in understanding the Company’s financial position and provides further information about liquidity to investors.

(in US$ millions)	September 30, 2026	December 31, 2025	Change
Current assets	$1,262.0	$911.6	$350.4
Less: current liabilities	275.6	176.8	98.8
Working capital (non-U.S. GAAP)	$986.4	$734.8	$251.6

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on the Company’s results of operations, liquidity or financial condition.

The Company has resolved or secured judicial dismissal of all legal and regulatory actions and proceedings that arose in the ordinary course of resource development. There are no current adversarial matters involving the Company or its regulatory authorizations.

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

The Company has significant capital requirements and may need to access the capital markets to obtain additional short-term and long-term financing in connection with, among other things, the development and operation of Thacker Pass, including funding the Company’s share of equity contributions toward the incremental funding requirement arising from the increased Capex Estimate for Thacker Pass Phase 1, future exploration, development and acquisition plans, repayment of outstanding indebtedness, issuances and exercises under the Company’s equity incentive plan.

Such financing may be obtained through the issuance of common shares, preferred shares, options, warrants, other equity securities of equal or senior rank, convertible debt securities, or by way of project-level investments, offtake and royalty arrangements, debt instruments or other financing vehicles and may not require shareholder approval. Under certain circumstances, the Company may also issue common shares to GM and/or the DOE in connection with the JV, which could further dilute the Company’s ownership interest in Thacker Pass. In addition, if the Company does not fund its proportionate share of equity contributions toward the incremental funding requirement, or if the DOE exercises the JV Warrant, the Company’s interest in the JV could be reduced. Existing and future equity financing arrangements could materially dilute existing shareholders’ ownership interests, decrease the amount of cash available for dividends payable on common shares or be nil, decrease the relative voting of outstanding common shares, decrease the value of the Company’s securities and reduce the value of their investment.

Future equity issuances or the conversion or exercise of outstanding notes, warrants, restricted share units or other convertible securities, including further conversion of the Orion Notes, conversion of the Yorkville Debentures and the exercise of the Warrants issued to the DOE that may be convertible into a significant number of common shares, could result in substantial dilution and decline in the market price of the Company’s common shares. In connection with the Orion Investment, the Company also entered into a registration rights agreement with Orion pursuant to which the Company agreed, among other things, to register for resale any shares issued upon conversion of the Orion Notes. Pursuant to the obligations set forth in the registration rights agreement, dated April 1, 2025, by and among the Company and an entity affiliated with Orion, the Company has registered for resale by Orion up to 43,707,080 common shares, of which, 25,793,651 common shares were issued upon conversion in 2025. Additionally, the Company has issued certain warrants to the DOE, which will be convertible pursuant to their terms into common shares in an amount that may equal up to approximately 13% of the Company’s issued and outstanding common shares. In connection with the issuance of such warrants, the Company entered into a registration rights agreement with the DOE pursuant to which the Company agreed to file a registration statement to register the resale of the common shares underlying the warrants. The Company also agreed to register up to 72,553,609 common shares issuable to Yorkville upon conversion of the Yorkville Debentures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Refer to Part I. Item 4. Mine Safety Disclosures of the Company's annual report on Form 10-K for the year ended December 31, 2025. During the three months ended September 30, 2026, the Company and its subsidiaries did not experience any mining-related fatalities. Any health and safety violations, orders or citations issued by the U.S. Department of Labor’s Mine Safety and Health Administration to the Company, or its contractors at Thacker Pass, were resolved and the Company was not subject to related assessments or legal actions.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1+

Subordinated Convertible Debenture, dated August 13, 2026, issued by Lithium Americas Corp. to YA II PN, Ltd. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on August 13, 2026).

4.2+

Registration Rights Agreement, dated August 5, 2026, by and between Lithium Americas Corp. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Lithium Americas Corp. on August 13, 2026).

10.1+

Securities Purchase Agreement, dated August 5, 2026, by and between Lithium Americas Corp. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lithium Americas Corp. on August 6, 2026).

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
#

Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the Exhibit to the Securities and Exchange Commission upon its request.

+

Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

The Company agrees to furnish supplementally an unredacted copy of the Exhibit to the Securities and

Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM AMERICAS CORP.
(Registrant)

Date:	November 12, 2026	By:	/s/ Jonathan Evans
Jonathan Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ Luke Colton
Luke Colton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)